Form 10-Q
period 2021-09-30
Immuneering Corp
filed 2021-11-09
CIK 1790340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40675

Immuneering Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-1976972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

245 Main St.
Second Floor
Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 500-8080

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common Stock, par value $0.001 per share	IMRX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or fofr such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2021, the registrant had 25,940,564 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

		Page

Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	7

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	8

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II	Other Information	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	100

Item 3.	Defaults Upon Senior Securities	101

Item 4.	Mine Safety Disclosures	101

Item 5.	Other Information	101

Item 6.	Exhibits	101

Signatures		103

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for IMM-1-104, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company, the ongoing impact of the pandemic related to COVID-19 and its variants on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability including our revenue streams, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These risks and uncertainties include, but are not limited to:

●	our limited operating history;
●	our history of operating losses;
●	risks related to the pandemic related to COVID-19 and its variants;
●	our ability to raise the substantial additional capital that will be required to finance our operations;
●	the difficulty of obtaining regulatory approval for any of our current or future product candidates;
●	our ability to file INDs or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
●	our limited experience in designing clinical trials;
●	the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
●	risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
●	the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
●	our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies such as DCT and Fluency;
●	risks related to competition in our industry;

●	the market opportunity for our product candidates, if approved;
●	risks related to manufacturing;
●	risks related to our reliance on third parties;
●	risks related to our intellectual property; and
●	other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

• The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.

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

• We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities could be negatively impacted.

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

• We contract with third parties for the manufacturing of our product candidates for preclinical studies, and expect to continue to do so for clinical trials and ultimately, for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$106,927,550	$37,090,151
Marketable securities	42,550,420	—
Accounts receivable	471,375	500,110
Prepaids and other current assets	3,361,471	140,958
Total current assets	153,310,816	37,731,219

Marketable securities, non-current	10,098,616	—
Property and equipment, net	81,445	64,363
Right-of-use asset, net	537,181	613,103
Other assets	14,333	14,333
Total assets	$164,042,391	$38,423,018

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,795,153	$1,480,537
Accrued expenses	3,388,853	698,992
Lease liability, current	82,795	76,322
Total current liabilities	5,266,801	2,255,851

Long-term liabilities:
Lease liability, non-current	481,965	544,767
Total liabilities	5,748,766	2,800,618
Commitments and contingencies (Note 11)
Convertible preferred stock:
Series B preferred stock, $0.001 par value, 0 and 6,032,183 shares authorized at September 30, 2021 and December 31, 2020, 0 and 3,619,292 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	36,983,910
Series A preferred stock, $0.001 par value, 0 and 2,495,933 shares authorized at September 30, 2021 and December 31, 2020, 0 and 2,495,933 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	21,119,940
Total convertible preferred stock	—	58,103,850
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized at September 30, 2021 and December 31, 2020, respectively; No shares issued or outstanding	—	—
Class A common stock, $0.001 par value, 200,000,000 and 22,026,200 shares authorized at September 30, 2021 and December 31, 2020 respectively; 25,938,064 and 4,950,129 shares issued and outstanding at September 30, 2021 and December 31, 2020	25,938	4,950
Class B common stock, $0.001 par value, 20,000,000 and 6,032,183 shares authorized at September 30, 2021 and December 31, 2020 respectively; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	206,761,467	3,251,240
Accumulated other comprehensive loss	(4,751)	—
Accumulated deficit	(48,489,029)	(25,737,640)
Total stockholders' equity (deficit)	158,293,625	(22,481,450)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$164,042,391	$38,423,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$482,130	$682,570	$1,890,370	$1,646,455
Cost of revenue	219,088	315,002	946,852	807,092

Gross profit	263,042	367,568	943,518	839,363

Operating expenses
Research and development	6,207,486	4,069,037	18,590,471	10,113,291
General and administrative	2,598,940	698,760	5,123,361	1,972,171
Total operating expenses	8,806,426	4,767,797	23,713,832	12,085,462
Loss from operations	(8,543,384)	(4,400,229)	(22,770,314)	(11,246,099)

Other income (expense)
Interest income	17,400	1,150	27,014	42,138
Other expense	(8,089)	-	(8,089)	-
Net loss	$(8,534,073)	$(4,399,079)	$(22,751,389)	$(11,203,961)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.89)	$(2.41)	$(2.26)
Weighted-average common shares outstanding, basic and diluted	18,286,352	4,950,129	9,445,862	4,950,129

Other comprehensive loss:
Unrealized losses from marketable securities	(4,751)	—	(4,751)	—
Comprehensive Loss	$(8,538,824)	$(4,399,079)	$(22,756,140)	$(11,203,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2019	—	$—	1,966,043	$16,611,832	$16,611,832	4,950,129	$4,950	—	$—	$2,164,471	$—	$(8,697,742)	$(6,528,321)

Issuance of Series A convertible preferred stock, net of issuance costs	—	—	529,890	4,508,108	4,508,108	—	—	—	—	—	—	—	—

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	272,143	—	-	272,143

Net loss	—	—	—	—	—	—	—	—	—	-	—	(3,200,720)	(3,200,720)

Balance at March 31, 2020	—	—	2,495,933	21,119,940	21,119,940	4,950,129	4,950	—	—	2,436,614	—	(11,898,462)	(9,456,898)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	287,554	—	—	287,554

Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,604,162)	(3,604,162)

Balance at June 30, 2020	—	—	2,495,933	21,119,940	21,119,940	4,950,129	4,950	—	—	2,724,168	—	(15,502,624)	(12,773,506)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	310,465	—	—	310,465

Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,399,079)	(4,399,079)

Balance at September 30, 2020	—	$—	2,495,933	$21,119,940	$21,119,940	4,950,129	$4,950	—	$—	$3,034,633	$—	$(19,901,703)	$(16,862,120)

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2020	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,251,240	$—	$(25,737,640)	$(22,481,450)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	182,225	—	—	182,225

Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,229,651)	(6,229,651)

Balance at March 31, 2021	3,619,292	36,983,910	2,495,933	21,119,940	58,103,850	4,950,129	4,950	—	—	3,433,465	—	(31,967,291)	(28,528,876)

Issuance of Series B convertible preferred stock, net of issuance costs	2,412,853	24,788,851	—	—	24,788,851	—	—	—	—	—	—	—	—

Issuance of common stock upon exercise of stock options	—	—	—	—	—	17,499	18	—	—	52,609	—	—	52,627

Issuance of common stock upon exercise of warrants	—	—	—	—	—	308,308	308	—	—	926,817	—	—	927,125

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	351,009	—	—	351,009

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,987,665)	(7,987,665)
	6,032,145	61,772,761	2,495,933	21,119,940	82,892,701	5,275,936	5,276	—	—	4,763,900	—	(39,954,956)	(35,185,780)
Balance at June 30, 2021

Conversion of Preferred Stock into common stock	(6,032,145)	(61,772,761)	(2,495,933)	(21,119,940)	(82,892,701)	11,939,281	11,939	—	—	82,880,762	—	—	82,892,701

Issuance of common stock upon exercise of stock options	—	—	—	—	—	97,847	98	—	—	294,191	—	—	294,289

Issuance of common stock upon initial public offering, net of issuance costs ($2,124,317)	—	—	—	—	—	8,625,000	8,625	—	—	118,185,808	—	—	118,194,433

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	636,806	—	—	636,806

Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,534,073)	(8,534,073)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(4,751)	—	(4,751)

Balance at September 30, 2021	—	$—	—	$—	$—	25,938,064	$25,938	—	$—	$206,761,467	$(4,751)	$(48,489,029)	$158,293,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(Unaudited)

	2021	2020

Cash flows from operating activities:
Net loss	$(22,751,389)	$(11,203,961)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	30,652	16,879
Right-of-use asset amortization	75,922	30,217
Stock based compensation expense	1,170,040	870,162
Net amortization of premium (accretion of discount) on marketable securities	8,548	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	28,735	(368,205)
Prepaid expenses and other current assets	(3,122,547)	(139,791)
Other assets	—	—
Increase (decrease) in:
Accounts payable	314,616	911,517
Accrued expenses	2,689,860	745,690
Lease liability	(56,329)	(30,217)
Net cash used in operating activities	(21,611,892)	(9,167,709)
Cash flows from investing activities:
Purchases of property and equipment	(47,734)	(15,357)
Purchases of marketable securities	(52,760,299)	—
Net cash used in investing activities	(52,808,033)	(15,357)
Cash flows from financing activities:
Proceeds from the issuance of Series A preferred stock, net of issuance costs	—	998,306
Proceeds from the issuance of Series B preferred stock, net of issuance costs	24,788,851	—
Proceeds from initial public offering of common stock, net of commissions and underwriting	120,318,750	—
Payment of initial public offering costs	(2,124,317)	—
Proceeds from exercise of stock options	346,915	—
Proceeds from exercise of warrants	927,125	—
Net cash provided by financing activities	144,257,324	998,306
Net increase (decrease) in cash and cash equivalents	69,837,399	(8,184,760)
Cash and cash equivalents at beginning of period	37,090,151	13,782,175
Cash and cash equivalents at end of period	$106,927,550	$5,597,415
Supplemental disclosures of noncash information:
Conversion of convertible Series A and B preferred stock into common stock	$82,892,701	$—
Reclassification of liability for Series A preferred stock	—	3,509,802

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

On October 30, 2019, Immuneering formed a wholly owned subsidiary, Immuneering Securities Corporation (“ISC”), a Massachusetts securities corporation, for the sole purpose of buying, selling and holding securities on the Company’s behalf. Immuneering and ISC are collectively referred to as “the Company” throughout these condensed consolidated financial statements.

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

On August 3, 2021, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 8,625,000 shares of its Class A common stock, inclusive of 1,125,000 shares of its Class A common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $120,318,750, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,124,317. Upon the closing of the IPO, all 8,528,078 shares of the Company’s convertible preferred stock then outstanding automatically converted into 11,939,281 shares of Class A common stock. Upon the conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock (at par value) and additional paid-in capital (see Note 8).

To date, the Company has funded its operations through service revenues, and with proceeds from the sale of its capital stock and convertible notes and, most recently, with proceeds from the IPO. The Company has incurred recurring losses over the past several years and as of September 30, 2021, the Company had an accumulated deficit of $48,489,029. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and estimates that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The full extent to which coronavirus (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat COVID-19 and its variants, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the pandemic related to COVID-19 and its variants and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgements or revise the carrying values of its assets or liabilities.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the condensed consolidated financial statements are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codifications (“ASC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

There have been no material changes to the accounting policies of the Company as those set forth in Note 2 to the audited consolidated financial statements contained in the final prospectus, dated July 29, 2021, filed with the SEC on July 30, 2021 pursuant to Rule 424(b) relating to our Registration Statement on Form S-1 (File No. 333-257791) (the “Prospectus”).

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of the Company have been prepared, without audit, in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these condensed consolidated financial statements included but are not limited to, the research and development expenses, determination of fair value of stock-based awards, the valuation of common stock, and the right-to-use assets and operating lease liability. Actual results may differ materially and adversely from these estimates.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (“Jobs Act”). The Jobs Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard, as amended, requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) will become effective for the Company on January 1, 2023. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments are effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements.

Note 3 – Marketable Securities

Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains/(losses) are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of convertible preferred stock and stockholders’ equity (deficit) and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and nine months ended September 30, 2021.  Realized gains and losses are included in other expense on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2021 or 2020.

Marketable securities as of September 30, 2021 consisted of the following:

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$14,921,282	$-	$(1,699)	$14,919,583
Government securities	14,643,440	310	(668)	14,643,082
Commercial Paper	12,986,965	796	(6)	12,987,755
Total Current	42,551,687	1,106	(2,373)	42,550,420

Non-current:
U.S. Treasuries	5,500,729	-	(2,021)	5,498,708
Government securities	4,601,399	-	(1,491)	4,599,908
Total Non-current	10,102,128	-	(3,512)	10,098,616
Total marketable securities	$52,653,815	$1,106	$(5,885)	$52,649,036

There were no marketable securities as of December 31, 2020.

Note 4 – Fair Value Measurements

We record cash equivalents and marketable securities at fair value. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$29,343,849	$-	$-	$29,343,849
Commercial paper	-	13,497,775	-	13,497,775
Total cash equivalents	29,343,849	13,497,775	-	42,841,624

Marketable securities:
U.S. Treasuries	$20,418,290	$-	$-	$20,418,290
Government securities	-	19,242,991	-	19,242,991
Commercial paper	-	12,987,755	-	12,987,755
Total marketable securities	20,418,290	32,230,746	-	52,649,036
Total cash equivalents and marketable securities	$49,762,139	$45,728,521	$-	$95,490,660

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2021.

There have been no changes to the valuation methods during the nine months ended September 30, 2021. We have no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2021. There were no marketable securities as of December 31, 2020.

Note 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020

Computer equipment	$222,051	$174,317
Furniture and fixtures	18,798	18,798
Total	240,849	193,115
Accumulated depreciation	(159,404)	(128,752)
Property and equipment, net	$81,445	$64,363

Depreciation expense totaled $11,978 and $5,656 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense totaled $30,652 and $16,879 for the nine months ended September 30, 2021 and 2020, respectively.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020

Accrued professional services	$894,212	$269,302
Accrued employee expenses	2,145,969	163,668
Accrued contract research expenses	337,608	266,022
Accrued other	11,064	—
Total	$3,388,853	$698,992

Note 7 – Convertible Preferred Stock

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

The Company determined the right of the investors to purchase 2,412,853 shares of Series B Preferred Stock in the second tranche does not meet the definition of a freestanding financial instrument as it is not separable from the Series B Preferred Stock issued in the first tranche. The issuance of the second tranche is subject to the Company meeting certain development milestones or at the election of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock which must include one specific shareholder (the “Requisite Holders”). Each holder of Series B Preferred Stock may elect to purchase their requisite shares of the second tranche at any time. As of March 31, 2021, the Company had not met these development milestones nor did the Requisite Holders elect to purchase the second tranche prior to meeting these milestones and therefore no shares of the second tranche were issued.

In April and May 2021, all 2,412,853 shares of the second tranche of Series B Preferred Stock were issued based on the voluntary election of substantially all of the holders of Series B Preferred Stock. The Company received gross proceeds of $24,799,786. The Company incurred issuance costs of $10,935 in connection with the second tranche of Series B Preferred Stock.

The rights and preferences of the Series A Preferred Stock and Series B Preferred Stock (“Preferred Stock”) are as described below:

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

Dividends

Preferred Stockholders are entitled to receive per annum dividends of 7% of the original issue price share, payable only when, as and if declared by the Board of Directors. The right to receive these dividends is not cumulative, and therefore, if not declared in any year, the right to receive such dividends shall terminate and not carry forward into the next year. As of September 30, 2021 and December 31, 2020, no dividends had been declared.

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

Note 8 - Common Stock

The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of September 30, 2021 and 22,026,200 authorized shares of Class A common stock, $0.001 par value per share as of December 31, 2020, respectively, of which 25,938,064 and 4,950,129 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.

As of September 30, 2021 and December 31, 2020, the following number of shares of Class A common stock have been reserved:

	September 30,	December 31,
	2021	2020

Conversion of Series A Preferred	—	3,494,284
Conversion of Series B Preferred	—	5,066,995
Exercise of common stock warrants	—	308,308
Exercise of common stock options	2,763,245	1,801,263
	2,763,245	10,670,850

The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of September 30, 2021 and 6,032,183 authorized shares of Class B common stock, $0.001 par value per share as of December 31, 2020, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.

Common Stock Warrants

During 2019, the Company issued warrants to purchase an aggregate of 308,308 shares of Class A common stock at an exercise price of $3.01 per share to several advisors, including 200,984 shares to entities related to members of the Board of Directors of the Company, in lieu of cash payments. These warrants vested immediately upon issuance, became exercisable on January 9, 2021 and have a 10-year term set to expire on January 9, 2030. The Company evaluated the terms of these warrants and determined that equity classification was appropriate. As of December 31, 2020, no warrants had been exercised. During June 2021, all warrant holders exercised their warrants to purchase an aggregate of 308,308 shares of common stock. As of September 30, 2021, there were no warrants outstanding.

Initial Public Offering

On August 3, 2021, the Company completed its initial public offering pursuant to which it issued and sold 8,625,000 shares of its Class A common stock, inclusive of 1,125,000 shares of its Class A common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $120,318,750, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,124,317. Upon the closing of the IPO, all 8,528,078 shares of the Company’s convertible preferred stock then outstanding automatically converted into 11,939,281 shares of Class A common stock. Upon the conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock (at par value) and additional paid-in capital.

On August 3, 2021 in connection with the closing of the IPO, the Company filed a restated certificate of incorporation, which amended and restated the Company’s certificate of incorporation to, among other things: (i) increase the number of authorized shares of common stock to 200,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock, par value $0.001 per share, and (ii) authorize 10,000,000 shares of Preferred Stock; and (iii) authorize the Board to establish the rights, preferences and restrictions on any unissued series of Preferred Stock.

Note 9 - Net Loss Per Share Attributable to Common Stockholders

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

Basic and diluted net loss per share attributable to common stockholders was calculated at September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss	$(8,534,073)	$(4,399,079)	$(22,751,389)	$(11,203,961)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	18,286,352	4,950,129	9,445,862	4,950,129
Net loss per share - basic and diluted	$(0.47)	$(0.89)	$(2.41)	$(2.26)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at September 30, 2021 and 2020:

	2021	2020

Series A Preferred	—	3,494,306
Series B Preferred	—	—
Warrants to purchase common stock	—	308,308
Options to purchase common stock	2,763,245	2,154,238
Total shares of common stock equivalents	2,763,245	5,956,852

Note 10 – Stock-Based Compensation

During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of September 30, 2021, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. As of September 30, 2021, the number of shares available for future grants under the Incentive Plan was 137,950 shares. However, from and after the effectiveness of the Company’s 2021 Incentive Award Plan, no additional awards will be granted under the Incentive Plan.

On July 23, 2021, the Company’s board of directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan is initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of September 30, 2021, there were 2,397,232 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s board of directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the board of directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of September 30, 2021, no shares had been issued under the 2021 ESPP.

During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $636,806 and $1,170,040, respectively. During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $310,465 and $870,162, respectively. As of September 30, 2021, compensation expense remaining to be recognized for outstanding stock options was $7,990,487 and to be recognized over a weighted-average period of 3.07 years.

The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For the nine months ended September 30, 2021, the Company granted 1,353,662 shares of stock options at a weighted-average grant date fair value of $9.56. For the nine months ended September 30, 2020, the Company granted 336,626 shares at a weighted-average grant date fair value of $3.02.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

Weighted-average risk-free interest rate	0.885%-1.71%	0.36% - 1.21%
Expected term (in years)	5.83 - 10 years	5.92 - 10 years
Expected dividend yield	0%	0%
Expected volatility	68.92% - 80.99%	67.30% - 77.08%

The following table summarizes the stock option activity during the nine months ended September 30, 2021 under the Plan:

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	per Share	Term (in Years)	Intrinsic Value

Outstanding at of December 31, 2020	1,801,263	$3.01	8.37
Granted	1,353,662	9.56
Exercised	(115,346)	3.04
Cancelled	(276,334)	3.58
Outstanding at September 30, 2021	2,763,245	$6.17	8.44	$56,335,287

Vested and exercisable at September 30, 2021	1,033,085	$3.01	7.29	$24,320,512
Vested and expected to vest at September 30, 2021	2,763,245	$3.01	8.44	$56,335,287

For the three and nine months ended September 30, 2021 and 2020, the Company recognized share-based compensation expense recognized on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$38,507	$27,982	$83,389	$80,539
Research and development	305,739	130,317	571,359	375,092
General and administrative	292,560	152,166	515,292	414,531
Total	$636,806	$310,465	$1,170,040	$870,162

Note 11 – Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts, New York, New York and as of July 2021, San Francisco, California, pursuant to short-term arrangements. The Cambridge and San Francisco leases are on a month-to-month basis, requiring one month’s notice before termination. The New York lease is renewable on a quarterly basis and the last renewal was on August 3, 2021 which extended the lease term until December 31, 2021. These lease agreements include payments for lease and non-lease components and the Company has elected to not separate such components and these payments were recognized as rent expense.

As of September 30, 2021, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $23,620 due in 2021 and $11,040 due in 2022. The Company leases storage space for its electronic data equipment in Somerville, Massachusetts. This lease is renewable on an annual basis effective every March 1st. Prior to September 30, 2021, the Company renewed the lease through March 31, 2022. As of September 30, 2021, total future minimum lease payments for this lease were $5,354 due in 2021 and $3,569 due in 2022.

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

Maturities of the lease liabilities due under the Company’s 2020 San Diego Lease as of September 30, 2021 are as follows:

Amount
Remainder of 2021	$28,367
2022	115,430
2023	125,741
2024	161,498
2025	167,150
2026	57,333
Total future lease payments	655,519
Less: Imputed interest	(90,759)
Total lease liabilities	$564,760
Current portion lease liability	$82,795
Lease liability, noncurrent	481,965
Total lease liability	$564,760

Quantitative information regarding the Company’s leases for the nine months ended September 30, 2021 and 2020 is as follows:

	September 30,	September 30,
	2021	2020
Lease costs:
Operating lease cost	$102,753	$32,400
Short-term lease cost	188,074	200,432
Variable lease cost	—	14,700
Total lease costs	$290,827	$247,532
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83,160	$32,400
Operating cash flows from short-term leases	188,074	200,432
	$271,234	$232,832
Weighted-average remaining lease term - operating leases	4.58 years	5.58 years
Weighted-average discount rate - operating leases	6.0%	6.0%

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

Note 12 – Related Party Transactions

An officer of the Company is a board member of a contract research organization (“CRO”) that provides contract services to the Company. Research and development expenses in the accompanying condensed consolidated statement of operations include the cost of services provided by the CRO to the Company which amounted to $3,274,393 and $1,950,415 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, $458,660 and $279,153, respectively, was owed to the CRO and is included in accounts payable or accrued contract research expenses in the accompanying condensed consolidated balance sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 30, 2021 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company with an emerging pipeline focused on improving patient outcomes across a spectrum of debilitating oncologic and neurologic diseases by applying our deep knowledge of translational bioinformatics to every stage of the drug development process. We have more than a decade of experience in translational bioinformatics and generating insights into drug mechanisms of action and patient treatment responses. Building on this experience, we developed a disease agnostic platform that enables us to utilize human data, novel biology and chemistry, and translational planning to create and advance our wholly owned pipeline. Our current development programs in oncology are focused on providing treatments for patients with solid tumors caused by mutations of the RAS/RAF/MEK/ERK pathway and other oncologic signaling pathways. Our lead product candidate, IMM-1-104, is designed to be a highly selective dual-MEK inhibitor that further disrupts the kinase suppressor of RAS 1 and 2 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. We plan to submit an Investigational New Drug, or IND, for IMM-1-104 to the U.S. Food and Drug Administration (“FDA”), in the first quarter of 2022. In addition, we anticipate filing at least two additional INDs for our other oncology programs, one in each of 2023 and 2024.

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

Our operations have been financed primarily by service revenues and aggregate net proceeds of approximately $81.4 million from the issuance of convertible notes payable, convertible preferred stock including gross proceeds of approximately $24.8 million from the issuance of shares in the second tranche of Series B Preferred in April and May 2021, common stock, exercise of stock options and most recently, with proceeds from our completed initial public offering (“IPO”). On August 3, 2021, we completed our IPO pursuant to which we issued and sold 8,625,000 shares of Class A common stock, inclusive of 1,125,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $120.3 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.1 million.

Since inception, we have had significant annual operating losses. Our net loss was approximately $22.8 million, for the nine months ended September 30, 2021 and $17 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of approximately $48.5 million and approximately $159.6 million in cash and cash equivalents and marketable securities.

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

Based upon our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

We expense research and development costs as incurred. Our direct research and development expenses are not currently tracked on a program-by-program basis, but we anticipate tracking costs on a program-by-program basis at the time IMM-1-104 enters clinical trials, which we expect to occur in the first half of 2022, assuming our IND application is accepted. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates.

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

We expect that our research and development expenses will substantially increase for the foreseeable future as we continue to implement our business strategy, which includes advancing our product candidates through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. As of the date of this Quarterly Report on Form 10-Q, we cannot reasonably determine or accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Other Income (Expense)

Interest income

Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Other expense

Other expense consists of the amortization of premiums or accretion of discounts related to our marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Revenue	$482	$683	$(201)	(29)%
Cost of revenue	219	315	(96)	(30)%
Gross profit	263	368	(105)	(29)%
Operating expenses
Research and development	6,207	4,069	2,138	53%
General and administrative	2,599	699	1,900	272%
Total operating expenses	8,806	4,768	4,038	85%
Loss from operations	(8,543)	(4,400)	(4,143)	94%
Other income (expense)
Interest income	17	1	16	1,640%
Other expense	(8)	—	(8)	N/M %
Net loss	$(8,534)	$(4,399)

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Revenue	$482	$683	$(201)	(29.4)%

Revenue decreased by approximately $0.2 million, or 29.4%, to approximately $0.5 million for the three months ended September 30, 2021 compared to approximately $0.7 million for the three months ended September 30, 2020. The decrease in revenue was due to approximately $0.2 million received from customer agreements that were completed in 2020, offset by a $0.1 million decrease in existing customers in the three months ended September 30, 2020, further offset by a $0.1 million increase in new customers in the three months ended September 30, 2021.

Cost of Revenue

The following table summarizes the components of cost of revenue expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$177	$261	$(84)	(32.2)%
Equity-based compensation expense	38	28	10	35.7%
Facilities and other allocated expenses	3	25	(22)	(88.0)%
Depreciation	1	1	—	—%

Total cost of revenue	$219	$315	$(96)	(30.5)%

Cost of revenue decreased by approximately $0.1 million, or 30.5%, to approximately $0.2 million for the three months ended September 30, 2021 compared to approximately $0.3 million for the three months September 30, 2020. The decrease was primarily due to decreased employee related costs of approximately $0.1 million.

Research and Development

The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$1,814	$1,354	$460	34.0%
Equity-based compensation expense	306	130	176	135.4%
Outside contract research services	4,026	2,506	1,520	60.7%
Facilities and other allocated expenses	54	75	(21)	(28.0)%
Depreciation	7	4	3	75.0%

Total research and development	$6,207	$4,069	$2,138	52.5%

Research and development expenses increased by approximately $2.1 million, or 52.5%, to approximately $6.2 million for the three months ended September 30, 2021 compared to approximately $4.1 million for the three months ended September 30, 2020. The increase of approximately $2.1 million was primarily due to approximately $1.5 million of outside contract research services for our preclinical candidates resulting from an increased number of discovery programs and increased spending on later stage preclinical efforts. The increase also includes approximately $0.5 million of additional employee-related costs, primarily due to an increase in headcount and approximately $0.2 million increase for equity-based compensation expense.

General and Administrative

The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$1,420	$211	$1,209	573.0%
Equity-based compensation expense	293	152	141	92.8%
Professional fees	712	242	470	194.2%
Public relations	28	79	(51)	(64.6)%
Outside consultants	24	4	20	500.0%
Facilities and other allocated expenses	92	9	83	922.2%
Other	30	2	28	1,400.0%

Total general and administrative	$2,599	$699	$1,900	271.8%

General and administrative expenses increased by approximately $1.9 million, or 271.8%, to approximately $2.6 million for the three months ended September 30, 2021 compared to approximately $0.7 million for the three months ended September 30, 2020. The increase of approximately $1.9 million was primarily due to increased employee related costs of approximately $1.2 million, increased professional fees incurred for accounting, auditing, legal, public relations and tax services of approximately $0.5 million, increased facilities expenses of approximately $0.1 million and approximately $0.1 million increase in equity-based compensation expense.

Other Income (expense)

Interest income increased by approximately $16,250 due to the interest earned on our cash and cash equivalents and marketable securities balances due to the higher balances as a result of the IPO proceeds.

Other expense increased by $8,089 as a result of the amortization of premiums related to our marketable securities.

Comparison of the Nine Months September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Revenue	$1,890	$1,646	$244	14.8%
Cost of revenue	947	807	140	17.3%

Gross profit	943	839	104	12.3%

Operating expenses
Research and development	18,590	10,113	8,477	83.8%
General and administrative	5,123	1,972	3,151	159.8%
Total operating expenses	23,714	12,085	11,629	96.2%
Loss from operations	(22,771)	(11,246)	(11,525)	102.5%

Other income (expense)
Interest income	27	42	(15)	(35.7)%
Other income (expense)	(8)	—	(8)	N/M %
Net loss	$(22,752)	$(11,204)

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Revenue	$1,890	$1,646	$244	14.8%

Revenue increased by approximately $0.2 million, or 14.8%, to approximately $1.9 million for the nine months ended September 30, 2021 compared to approximately $1.7 million for the nine months ended September 30, 2020. The increase in revenue was due to an increase by approximately $0.3 million from new customers during 2021 and, a $0.2 million increase in existing customers partially offset by an approximately $0.3 million decrease due to customer agreements that were completed in 2020.

Costs of Revenue

The following table summarizes the components of cost of revenue expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$832	$666	$166	24.9%
Equity-based compensation expense	83	81	2	2.5%
Facilities and other allocated expenses	28	57	(29)	(50.9)%
Depreciation	4	3	1	33.3%

Total cost of revenue	$947	$807	$140	17.3%

Cost of revenue increased by approximately $0.1 million, or 17.3%, to approximately $0.9 million for the nine months ended September 30, 2021 compared to approximately $0.8 million for the nine months ended September 30, 2020. The increase was primarily due to increased employee related costs of approximately $0.2 million, partially offset by decreases in facilities expenses.

Research and Development

The following table summarizes the components of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$5,631	$3,684	$1,947	52.9%
Equity-based compensation expense	571	375	196	52.3%
Outside contract research services	12,073	5,810	6,263	107.8%
Facilities and other allocated expenses	292	230	62	27.0%
Depreciation	23	14	9	64.3%

Total research and development	$18,590	$10,113	$8,477	83.8%

Research and development expenses increased by approximately $8.5 million, or 83.8%, to approximately $18.6 million for the nine months ended September 30, 2021 as compared to approximately $10.1 million for the year ended September 30, 2020. The increase of approximately $8.5 million was primarily due to approximately $6.3 million of outside contract research services for our preclinical candidates due to an increased number of discovery programs and increased spending on later stage preclinical efforts. The increase also includes approximately $1.9 million of additional employee related costs, primarily due to higher headcount and increased equity-based compensation and facilities and other allocated expense of approximately $0.3 million.

General and Administrative

The following table summarizes the components of general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$2,563	$715	$1,848	258.5%
Equity-based compensation expense	515	415	100	24.1%
Professional fees	1,628	604	1,024	169.5%
Public relations	225	192	33	17.2%
Outside consultants	36	13	23	176.9%
Facilities and other allocated expenses	68	29	39	134.5%
Other	88	4	84	2,100.0%

Total general and administrative	$5,123	$1,972	$3,151	159.8%

General and administrative expenses increased by approximately $3.1 million, or 159.8%, to approximately $5.1 million for the nine months ended September 30, 2021 compared to approximately $2.0 million for the nine months ended September 30, 2020. The increase of approximately $3.1 million was primarily due to increased employee related costs of approximately $1.8 million, increased professional fees incurred for accounting, auditing, legal, and tax services of approximately $1.0 million, increased public relation costs, equity-based compensation, outside consultants, facilities and other allocated expenses and other costs of approximately $0.3 million.

Other Income (expense)

Interest income decreased by approximately $15,124 due to the lower interest rates and lower cash balance up until the Company’s IPO in July.

Other expense increased by $8,089 as a result of the amortization of premiums related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations through service revenues, the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of September 30, 2021, we had an accumulated deficit of $48.5 million and $159.5 million in cash and cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase.  Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and aggregate net proceeds of approximately $81.4 million from the issuance of convertible notes payable, convertible preferred stock including gross proceeds of approximately $24.8 million from the issuance of shares in the second tranche of Series B Preferred in April and May 2021, common stock, the exercise of stock options and most recently, the proceeds from our IPO. In August, 2021, we completed our IPO pursuant to which we issued and sold 8,625,000 shares of Class A common stock, inclusive of 1,150,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $120.3 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,612)	$(9,168)
Investing activities	(52,808)	(15)
Financing activities	144,257	998

Net increase (decrease) in cash and cash equivalents	$69,837	$(8,185)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, operating activities used approximately $21.6 million of cash, primarily resulting from our net loss of approximately $22.8 million and cash provided by changes in our operating assets and liabilities of approximately $0.1 million, partially offset by equity-based compensation expense of approximately $1.2 million.

During the nine months ended September 30, 2020, operating activities used approximately $9.2 million of cash, primarily resulting from our net loss of approximately $11.2 million, partially offset by equity-based compensation expense of approximately $0.9 million and cash provided by changes in our operating assets and liabilities of approximately $1.0 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021 and 2020, investing activities used approximately $52.8 million, and $15,357 respectively primarily resulting for the purchases of marketable securities in 2021 of approximately $52.8 million and for the purchases of property and equipment of $15,357 in 2020.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was approximately $144.3 million, consisting primarily of approximately $24.8 million in net proceeds received from the issuance of Series B preferred stock, approximately $118.2 million from the proceeds from our initial public offering, approximately $1.0 million in net proceeds from the exercise of warrants and approximately $0.3 million from the exercise of stock options.

During the nine months ended September 30, 2020, net cash provided by financing activities was approximately $1.0 million, consisting primarily of proceeds received from the issuance of Series A preferred stock, net of issuance costs.

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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

There have been no material changes from the contractual commitments and obligations previously disclosed in the Prospectus.

Critical Accounting Policies and Use of Estimates

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

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain classified as an EGC until the end of the fiscal year following the fifth anniversary of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of September 30 of any year before that time, or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide this information.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings

Item 1A. Risk Factors

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

We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $17.0 million and $7.7 million for the years ended December 31, 2020 and 2019, respectively, and net loss of approximately $22.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of approximately $48.5 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, IMM-1-104, is undergoing IND-enabling studies and we expect to submit an IND to the FDA in the first quarter of 2022. Subject to the FDA’s acceptance of our IND application, we intend to initiate a Phase 1 clinical trial of IMM-1-104 in the first half of 2022 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors, if our IND for IMM-1-104 is accepted. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

As of September 30, 2021, we had approximately $159.5 million in cash and cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements into 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

As of September 30, 2021, we owned pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates. We currently do not have any issued patents related to our product candidates or platform technologies. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of September 30, 2021, we had 36 full-time employees, including 29 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.1% of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause or causes of action against any defendant arising under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any part of this Quarterly Report on Form 10-Q. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws preclude stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

• being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q;

• not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

• not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements;

• reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In July 2021, we issued 16,041 shares of Class A common stock upon the exercise of stock options under the Immuneering Corporation Long Term Incentive Plan (the “Incentive Plan”) that have a weighted average exercise price of $3.02. We received total proceeds from the exercises of stock options of $48,442. The foregoing involved issuances of securities to Eligible Persons (as defined under the Incentive Plan) in transactions effected without registration in reliance on the exemption from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation.

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

We received aggregate gross proceeds from our IPO of $129.4 million, or aggregate net proceeds of $118.2 million after deducting underwriting discounts and commissions and other offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of IPO proceeds from that described in the Prospectus.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	10-Q	001-40675	3.2	9/9/2021
10.1†	Employment Agreement, dated July 23, 2021, by and between Biren Amin and Immuneering Corporation	S-1/A	333-257791	10.5	07/26/2021
10.2†	Employment Agreement, dated July 23, 2021, by and between Brett Hall, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.6	07/26/2021
10.3†	Employment Agreement, dated July 23, 2021, by and between Scott Barrett, M.D. and Immuneering Corporation	S-1/A	333-257791	10.7	07/26/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.4†	Employment Agreement, dated July 23, 2021, by and between Benjamin J. Zeskind, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.8	07/26/2021
10.5†	Employment Agreement, dated July 23, 2021, by and between Michael D. Bookman and Immuneering Corporation	S-1/A	333-257791	10.9	07/26/2021
10.6†	Immuneering Corporation 2021 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-257791	10.10	07/26/2021
10.7†	Immuneering Corporation 2021 Employee Stock Purchase Plan.	S-1/A	333-257791	10.11	07/26/2021
10.8†	Form of Indemnification Agreement by and among the Registrant and its directors and officers.	S-1/A	333-257791	10.12	07/26/2021
10.9†	Immuneering Corporation Non-Employee Director Compensation Program.	S-1/A	333-257791	10.13	07/26/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*  Filed herewith.

**  Furnished herewith.

†  Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: November 9, 2021	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Biren Amin
	Name:	Biren Amin
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)