Form 10-K
period 2021-12-31
Immuneering Corp
filed 2022-03-10
CIK 1790340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not publicly traded. The registrant's Class A common stock, began trading on the Nasdaq Global Market on July 30, 2021. As of March 3, 2022, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $136.9 million (based upon the closing sale price of the Class A common stock on that date on the Nasdaq Global Market).

As of March 3, 2022, the registrant had 26,377,299 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for IMM-1-104, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company, the ongoing impact of the pandemic related to COVID-19 and its variants on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability including our revenue streams, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These risks and uncertainties include, but are not limited to:

●	our limited operating history;
●	our history of operating losses;
●	risks related to the pandemic related to COVID-19 and its variants;
●	our ability to raise the substantial additional capital that will be required to finance our operations;
●	the difficulty of obtaining regulatory approval for any of our current or future product candidates;
●	our ability to file INDs (as defined below) or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
●	our limited experience in designing clinical trials;
●	the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
●	risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
●	the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
●	our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies such as DCT and Fluency;
●	risks related to competition in our industry;
●	the market opportunity for our product candidates, if approved;
●	risks related to manufacturing;

●	risks related to our reliance on third parties;
●	risks related to our intellectual property; and
●	other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of this Annual Report on Form 10-K.

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

Unless otherwise stated or the context requires otherwise, references to “Immuneering,” the “Company,” “we,” “us,” and “our,” refer to Immuneering Corporation and its subsidiaries.

Risk Factors Summary

We are subject to numerous risks and uncertainties, including those further described below in Part I Item IA. “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

●	We have a limited operating history, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We have incurred significant net losses for the past several years and we expect to continue to incur significant net losses for the foreseeable future and may never attain profitability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
●	We may encounter substantial delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
●	Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	We are early in our development efforts. Our business is substantially dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval to treat the indications we seek to treat with our product candidates, and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	We are substantially dependent on our platform, including our proprietary technologies such as DCT and Fluency, which are supported by our information technology systems. Any failure of these or other elements of our platform will materially harm our business.
●	Our long-term prospects depend in part upon discovering, developing and commercializing product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
●	Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our DCT platform to build a pipeline of product candidates with commercial value.
●	We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities could be negatively impacted.
●	The COVID-19 pandemic and potential future pandemics could continue to adversely impact our business, including our anticipated clinical trials and their timelines, supply chain and business development activities.
●	We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations, or CROs, to conduct certain aspects of our preclinical studies, and in the future, our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacturing of our product candidates for preclinical studies, and expect to continue to do so for clinical trials and ultimately, for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be impaired, and we may not be able to compete effectively in our market.

PART I

Item 1. Business

We aim to improve patient outcomes by advancing a unique pipeline of oncology and neuroscience product candidates developed using our translational bioinformatics platform. We have more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, our disease-agnostic discovery platform enables us to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry. Our lead product candidate IMM-1-104 is designed to be a highly selective dual-MEK inhibitor that further disrupts KSR to modulate the signaling dynamics of the MAPK pathway.  Specifically, it is designed to use deep cyclic inhibition to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while providing a cadenced, moderate level of signaling sufficient to spare healthy cells.  IMM-1-104 is being developed to treat advanced solid tumors in patients harboring RAS mutant tumors, guided by our proprietary, human-aligned 3D tumor modeling platform combined with translational bioinformatics and expertise in translational planning. In addition to IMM-1-104, we have six other oncology programs in the discovery stage that are designed to target either the MAPK or mTOR pathway, and two neuroscience programs in the discovery stage.

We plan to submit an Investigational New Drug application (an “IND”) to the Food and Drug Administration (“FDA”) for IMM-1-104 in the third quarter of 2022. In addition, we anticipate filing an IND for IMM-6-415, our MEK-io candidate, in 2023, and plan to file an additional IND for another oncology program in 2024.

Overview

Our platform is enabled by our ability to efficiently analyze high-throughput molecular-level biochemical assays, including transcriptomics, genomics and/or proteomics, collectively referred to as Omics data. These different types of biochemical assays each provide us with unique information about the molecular mechanisms of disease biology and drug response. Since our inception, we have partnered with industry- leading pharmaceutical and biotechnology companies to perform a variety of analyses that utilize our expertise in translational bioinformatics. Examples publicly disclosed by our partners include our analyses of ibrutinib, ipilimumab, daratumumab, glatiramer acetate and pridopidine.

In early 2018, we began applying our proprietary platform and approach to internally develop our wholly owned pipeline of orally administered small molecule drug programs. Our approach played a critical role in determining the most important characteristics for and creation of IMM-1-104. Specifically, our platform enables us to:

●	leverage insights from human data to identify disease transcriptional profiles we aim to counteract;
●	identify novel biology, specifically evaluating new ways to drug an existing target by utilizing our proprietary Disease Cancelling Technology, or DCT, and analyze mechanisms of existing drugs;
●	generate novel chemistry that overcomes MAPK-feedback loops to achieve optimal signaling dynamics; and
●	profile IMM-1-104 in a large number of 3D models using our own translational planning to identify the types of cancer most likely to be sensitive to the product candidate.

Our current oncology programs target mutations of the RAS/RAF/MEK/ERK, or MAPK, and the PI3K/AKT/mTOR, or mTOR, pathways. The MAPK and mTOR signaling pathways run parallel to each other, and in over half of all cancers, one or both of these pathways are inappropriately activated (as depicted below). Existing drugs targeting these pathways are limited by toxicity, resistance and/or are narrowly focused on subpopulations with specific mutations. The MAPK and mTOR pathways function to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation of tumors.

Fundamental Cancer Signaling Cellular Pathways: MAPK and mTOR

Each of the programs in our oncology pipeline is designed to cause cyclical disruption of abnormal activation of the MAPK and mTOR signaling pathways while limiting drug-related toxicity. Traditional drug approaches have been designed to sustain pathway inhibition, which can cause on-target drug-related toxicity and limit clinical durability as a result of drug holidays or treatment discontinuation. Based on insights derived from our translational bioinformatics platform, our differentiated approach is to design drugs with short half-lives that provide enhanced mechanistic control of the target of interest and break tumor addiction, which is the tumor’s ability to indefinitely self-replicate, metastasize and evade the host’s immune system, among other capabilities, through deep cyclic disruption of these pathways (i.e., signaling dynamics). By cyclically disrupting these core oncogenic signaling pathways in cancer cells, we believe we can create novel therapeutics that maximize therapeutic activity in broad patient populations while providing an improved tolerability profile (as depicted below). We believe we are pioneers in this unique approach of leveraging signaling dynamics against tumor addiction.

Signaling Dynamics: Traditional Sustained Inhibition Versus Our Cyclic Approach

Our Wholly Owned Pipeline

Our oncology programs target clinically validated pathways, but we seek to improve patient outcomes across a wide range of addressable solid tumor types through our differentiated programs. In addition to our oncology pipeline, we are also leveraging our platform to build a neuroscience pipeline initially focusing on Alzheimer’s disease, or AD. Our current pipeline of product candidates and discovery programs is depicted below.

Dual-MEK Program

Our dual mitogen-activated protein kinase kinase, or MEK, product candidate, IMM-1-104, is designed to be a highly selective inhibitor of mitogen-activated protein kinase kinase kinase, or ERK, activation (i.e., phosphorylation), prevent MAPK pathway reactivation and have a short plasma half-life that reduces sustained pathway inhibition (as depicted below). Unlike MEK inhibitors approved by the U.S. Food and Drug Administration, or the FDA, IMM-1-104 is designed to prevent RAF-mediated activation of MEK by engagement of the RAF activation loop on MEK, such as CRAF-bypass, and further disrupt the kinase suppressor of RAS 1 and 2, or KSR. Additionally, with a short plasma half-life, IMM-1-104 can achieve deep cyclic inhibition of the MAPK pathway. We believe this innovative method of pathway inhibition normalizes cancer cell signaling dynamics and prevents further damage to normal healthy cells. Collectively, we believe these qualities differentiate IMM-1-104 from known MEK inhibitors by potentially enabling IMM-1-104 to avoid drug resistance while improving tolerability.

Dual-MEK Inhibition Prevents Activation of MEK and Downstream Activation of ERK

In preclinical studies, we observed that IMM-1-104 inhibited MEK and ERK across a wide range of human and murine solid tumor models, including those with activating mutations in KRAS, NRAS, HRAS and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung, colon, pancreas and skin cancer, and observed tumor stasis or regression with insignificant body weight loss, or BWL, when compared to certain current FDA- approved MEK and BRAF inhibitors. Given the data observed in these preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and, in the future, may potentially be administered in select drug combinations for patients with RAS and/or RAF mutant solid tumors who currently have limited treatment options.

IMM-1-104 is currently undergoing Investigational New Drug, or IND, enabling studies. We plan to submit an IND for IMM-1-104 to the FDA in the third quarter of 2022. We intend to enroll our first patient in our first-in-human Phase 1 clinical trial of IMM-1-104 in the fourth quarter of 2022 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors, if our IND for IMM-1-104 is accepted.

MEK-Immuno-Oncology

Our MEK-immuno-oncology, or MEK-io, program is focused on developing innovative allosteric MEK inhibitors to be administered in combination with select immune modulators (e.g., checkpoint inhibitors) for the treatment of “cold” solid tumors, which are immunologically inaccessible. Our investigational MEK-io program inhibitors were designed to target MEK in a way that disrupts the MAPK pathway at ERK and to also reduce baseline MEK activation. We designed these inhibitors with unique pharmacokinetic, or PK, and pharmacodynamic, or PD, profiles that may enhance cycle inhibition time of MEK and ERK to optimize the patient’s immune response and promote maximal antitumor responses when administered in combination with select immune modulators. We recently selected a development candidate, IMM-6-415, for the MEK-io program, and initiated IND-enabling studies in the first quarter of 2022.

We observed an initial in vivo proof-of-concept for our MEK-io program, from a related analogue compound to IMM-6-415, in a widely utilized syngeneic murine model. We evaluated this analogue compound as monotherapy and in combination with a checkpoint inhibitor and compared to vehicle to observe tumor growth inhibition in tumor-bearing BALB/C mice. Neither treatment alone altered tumor growth as compared to vehicle. However, when we administered our analogue MEK-io program inhibitor in combination with the checkpoint inhibitor, we observed greater than 50% tumor growth inhibition after two weeks of dosing as compared to vehicle treated mice.

IMM-6-415 may enhance responses to checkpoint inhibitors in tumors that have been responsive to these class of agents. We observed single agent activity in the Colon-26 syngenetic colorectal tumor model and are evaluating IMM-6-415 as monotherapy or in combination with checkpoint inhibitors in CT26 and MC-38 syngeneic models. We plan to submit  an IND for IMM-6-415 to the FDA in 2023.

Additional Oncology Discovery Research Programs

We are leveraging our platform to continue expanding our oncology pipeline by targeting the MAPK and mTOR pathways in novel ways. We have five additional programs in various stages of drug discovery focused on targeting these pathways through novel pharmacological approaches. We expect to file an IND for at least one of these programs in 2024.

Neuroscience Programs

AD is the most common form of dementia and one in three adults over the age of 65 succumb to AD-related dementia or another form of dementia. We believe there are specific subgroups of AD that can be stratified through gene expression and brain pathology. To identify AD subgroups, we have leveraged our platform to employ a patient-centric, data-driven approach. AD is a neurodegenerative disorder of uncertain cause and pathogenesis characterized by memory impairment and further cognitive decline that can ultimately affect the patient’s behavior, speech, visuospatial orientation and motor system. AD is a complex multifactorial disease driven by genetic and environmental causes that affects older adults and is one of the leading sources of morbidity and mortality in the aging population. The estimated total healthcare costs for the treatment of AD were approximately $305 billion in 2020, with the cost expected to increase to more than $1 trillion by 2050.

Our neuroscience programs are in the early stages of drug discovery, and we are evaluating undisclosed targets to pursue a unique approach to treating AD. Our focus is to slow the progression of AD by developing targeted therapies for distinct biological mechanisms that we have identified in specific AD subgroups. Our platform and expertise in neurology and neuroscience have allowed us to determine biological differences in AD patients to help develop novel product candidates that may potentially address the significant unmet needs of this underserved patient population.

Our Team

We were founded in 2008 by our Chief Executive Officer and President, Benjamin J. Zeskind, Ph.D., and the Chairman of our board of directors, Robert J. Carpenter, with the goal of leveraging translational bioinformatics to generate insights into the mechanisms that cause certain patients to respond to specific medicines across multiple therapeutic areas. Our multi-disciplinary team brings together experts across translational bioinformatics, preclinical and clinical development in both oncology and neuroscience and includes individuals with extensive experience at some of the leading pharmaceutical companies, including Johnson & Johnson, AstraZeneca, Merck and Incyte.

Our History

Our company is built on more than a decade of experience in translational bioinformatics. Since our founding in 2008, we have utilized this experience to generate insights into the mechanisms that cause certain patients to respond to specific medicines across therapeutic areas by analyzing Omics data. Our computational biology services business has helped us to better understand how translational bioinformatics can contribute to each stage of drug development, from early drug discovery to clinical development and through commercialization. However, we recognized the limitations of applying translational bioinformatics in isolation to specific stages of the drug development process and realized that bioinformatics could be even more helpful if applied continuously throughout the drug development process. Over time, we have developed a proprietary technology platform to facilitate that process and, in early 2018, we began applying the extensive insights from and capabilities of our platform and approach to create a wholly owned pipeline of drug programs, initially focusing on oncology.

Our Strategy

Our mission is to develop novel therapies by utilizing our disease-agnostic platform to address areas of high unmet medical need, initially in cancer and neurologic diseases. Our platform allows us to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. We are developing novel product candidates that aim to optimize both safety and efficacy for diseases with suboptimal treatment options. To achieve our mission, we are executing a near-term strategy with the following key elements:

●	Advance IMM-1-104 into Clinical Development. We believe that IMM-1-104 has the potential to treat broad populations of solid tumor patients, specifically those with inappropriate activation of the MAPK pathway. IMM-1-104 has been specifically designed to overcome MAPK-feedback loops and, combined with its intentionally short half-life, could have the potential to provide broader therapeutic activity and an improved tolerability profile relative to known MEK inhibitors. We believe IMM-1-104 has the potential to target patients with a wide spectrum of mutations in KRAS and NRAS, as well as other mutations that activate the MAPK pathway. IMM-1-104 is currently in IND-enabling studies, and we expect to submit an IND in the third quarter of 2022.
●	Advance IMM-6-415 through IND-Enabling studies. We recently commenced IND-enabling studies for IMM-6-415 and plan to submit an IND in 2023. IMM-6-415 is a dual-MEK inhibitor that has drug-like properties optimized for immune modulation, and may enhance and/or expand clinical responses to checkpoint inhibitors in tumors that have proved historically challenging to immune modulating therapies. In addition, we may target patient populations with RAS and RAF mutations who have observed low rates of clinical responses to checkpoint inhibitors.
●	Progress Our Pipeline of Additional MAPK and mTOR Pathway Programs to IND-Enabling Studies. Other key programs in our oncology pipeline also leverage our knowledge of the MAPK and mTOR pathways, translational bioinformatics and signaling dynamics. For example, we are advancing programs which modulate the formation of RAS dimers to kill RAS-driven tumors while sparing healthy cells. We are also applying our platform to other relevant pathways and have initiated a program targeting PI3Kα in the mTOR pathway. We intend to develop other programs for the mTOR pathway, as well as other oncogenic pathways. We anticipate submitting an IND for at least one of these programs in 2024.
●	Utilize Our Platform to Advance Our Neuroscience Programs. In addition to our extensive oncology pipeline, we have built a neuroscience pipeline initially focused on AD, which leverages key components of our platform. We have identified subgroups of AD with distinct molecular drivers and have identified unique undisclosed targets for these specific subgroups. Currently, we are developing investigational small molecules to inhibit these undisclosed targets, which we intend to continue advancing towards IND-enabling studies.
●	Continue to Grow and Advance Our Platform. We have built a biopharmaceutical company that fully integrates bioinformatics across all aspects of drug discovery and development. We currently utilize our bioinformatics platform for our drug discovery efforts in oncology and neuroscience, and as we advance our product candidates into and through the clinic, we plan to utilize data and insights from our bioinformatics platform to not only guide future clinical development but to also provide key learnings back to our earlier stage programs. Lastly, we continue to iterate on our existing technology and processes, and develop new technologies for our platform, all aimed at creating the most efficient process for the development of product candidates that we believe have the potential to optimize both safety and efficacy in broad patient populations with high unmet medical needs.

Our Bioinformatics Approach

Leveraging our history in translational bioinformatics, we have built a biopharmaceutical company that incorporates our expertise into every step of our process to discover and develop novel product candidates. Our goal is to meaningfully improve patient outcomes as compared to drugs developed through traditional drug discovery approaches. Our integrated approach has already yielded programs that have exhibited preclinical tumor growth inhibition against a broad range of clinically challenging solid tumors, which are advancing towards the clinic. Our Dual-MEK and MEK-io drug programs are currently in IND-enabling studies, while the rest of our programs are in earlier stage preclinical studies. We have expanded our team of experts, including drug discovery and clinical development experts, to develop a pipeline of product candidates by leveraging our translational bioinformatics expertise (as depicted below).

Our Bioinformatics Expertise Leveraged Through All Stages of Drug Discovery and Development

Cancer Overview

Cancer is the second most common cause of death worldwide with approximately 10 million deaths annually and an incidence of approximately 19.3 million new cases in 2020. Cancer is defined as a collection of diseases in which abnormal cells divide uncontrollably and can invade nearby tissues. The uncontrollable division of abnormal cells typically results in a malignant tumor (i.e., cancerous) or benign tumor (i.e., non-cancerous). There are two main categories of cancer: hematologic (i.e., blood) cancers and solid tumor cancers. Hematologic cancers are cancers of the blood cells, and include leukemia, lymphoma and multiple myeloma. Solid tumor cancers are cancers of any of the body’s other organs or tissue, including the pancreas, skin, lung and colon. Core tumor capabilities seen in cancer patients include the ability to indefinitely self-replicate, develop new blood vessels (i.e., angiogenesis), evade cell death (i.e., apoptosis), sustain self-sufficient growth, invade other tissues (i.e., metastasis), alter signaling pathways, evade immune system responses and modify metabolism. Tumor survival is dependent on certain of these capabilities (i.e., tumor addiction).

MAPK and mTOR Pathways

In all cells, signaling pathways govern how cells regulate themselves as well as direct activities in relation to other cells in the body. Two of the most commonly altered signaling pathways in cancer are the MAPK and mTOR pathways. MAPK and mTOR are both oncogenic signaling pathways that run parallel to each other. RAS is a family of related oncogenes found upstream in each pathway that codes for four highly related protein isoforms, HRAS, NRAS, KRAS4A and KRAS4B. In over half of all cancers, one or both of these pathways are inappropriately activated, often through mutations in the key members of the pathway, including RAS, RAF and PI3Kα. When RAS is switched “on” through the activation of the membrane-bound receptor tyrosine kinase, or RTK, the MAPK and mTOR pathways function to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation of tumors. In addition, the membrane-bound RTKs can separately activate the mTOR pathway without the assistance of RAS.

Through widespread adaptation of molecular profiling, we now recognize that up to one in two cancer patients harbor tumors which are inappropriately activated through the MAPK pathway, and an additional one in three display alterations that impact the mTOR pathway. Many of these patients display tumors with activation mutations in RAS or RAF, which lie upstream of MEK and ERK. Because inappropriate activation of the MAPK and/or mTOR pathways supports many of the core tumor capabilities described above, efforts to create new therapeutics to target these pathways has been a high priority in cancer drug research. However, therapeutics that target the MAPK and mTOR pathways have not lived up to the expectations of effectively disrupting these pathways with high patient tolerability. Nearly all targeted therapeutics against the MAPK and mTOR pathways have been designed for sustained pathway suppression, which has resulted in on-target drug-related toxicity that limits clinical durability and potential drug-drug combinations. Furthermore, sustained irreversible covalent inhibition of these pathways may lead to treatment resistance, as highlighted in a recently published study in the New England Journal of Medicine. The study focused on patients treated with adagrasib, an irreversible covalent inhibitor of KRASG12C, and reported that 45% of patients (17 patients out of 38) in the study receiving adagrasib monotherapy developed resistance. Of these patients, many resistance mechanisms were observed involving non-G12C variations in KRAS, variations in NRAS or BRAF, or other resistance mechanisms related to the MAPK and mTOR pathways. A second study published in Nature (November 10, 2021) evaluated 43 patients treated with sotorasib, an irreversible covalent inhibitor of KRASG12C, and reported 27 patients with multiple treatment-emergent resistance alterations. Of these, 15 patients reported resistance mechanisms involving RAS/RAF mutations.

Developing novel therapeutics to effectively and safely target these pathways may provide clinical benefit in large patient populations with significant unmet needs. In addition, although these two pathways represent two of the most active areas in cancer drug discovery and development, targeted therapeutics that more effectively and safely normalize, but not ablate, ERK and mTOR signaling may uncouple drug activity and tolerability, while optimizing both. Our oncology pipeline is designed to non-chronically disrupt molecular pathways that enable tumor addiction while limiting drug-related toxicity of normal healthy cells that also rely, to a lesser degree, on these pathways.

Our Programs Target Aggressive Solid Tumors That Display High RAS/RAF Mutations

Our Differentiated Approach to Tackling Some the Most Challenging Cancers

We are leveraging our platform to target the MAPK and/or mTOR pathway. Our differentiated approach is to design drugs with short half-lives that provide enhanced mechanistic control of the target of interest and break tumor addiction through deep cyclic disruption of these pathways (i.e., signaling dynamics). We believe we are pioneers in this approach of leveraging signaling dynamics against tumor addiction, and our insights derived from our translational bioinformatics platform supports our belief that this approach may result in novel therapies targeting these pathways. Traditional drug approaches have been designed to sustain pathway inhibition, which leads to on-target drug-related toxicity and becomes limiting for clinical durability as a result of drug holidays or treatment discontinuation. The mutational activation and/or overexpression of the signaling components that activate the MAPK pathway are well-known, and MEK has been previously validated as a therapeutic target. We believe our programs, as compared to FDA-approved treatments targeting the MAPK pathway, have the potential to be differentiated by their unique target engagement and PK and PD profiles. For example, our lead product candidate, IMM-1-104, is designed to inhibit ERK, prevent MAPK- pathway reactivation and have a short plasma half-life that reduces sustained pathway inhibition compared to other drugs targeting the same mechanistic pathway. By cyclically disrupting these core oncogenic signaling pathways in cancer cells, we believe we can create novel therapeutics in oncology that maximize therapeutic activity in broad patient populations while providing an improved tolerability profile as compared to other FDA-approved treatments for cancers caused by MAPK pathway activation.

Our Oncology Pipeline

Our current development programs in oncology are focused on providing treatments for patients with solid tumors caused by mutations of the MAPK and mTOR pathways. Our Dual-MEK product candidate, IMM-1-104, and our MEK-io product candidate, IMM-6-415 are currently being evaluated in IND-enabling studies and are complemented by multiple earlier- stage programs that also target the MAPK and mTOR pathways. The following table summarizes our oncology pipeline:

Overview of Our Lead Program: Dual-MEK

Background of MEK Inhibitors

Activating mutations of RAS and/or RAF in the MAPK pathway are observed in approximately 30% of all cancer patients, and inappropriate activation of this pathway is observed in up to 50% of all tumors and represents one of the most highly utilized signaling pathways in oncologic drug discovery. In aggressive solid tumors of the pancreas, skin, lungs and colon, mutations in RAS and/or RAF are even more common. For example, approximately 40% of lung cancers and approximately 90% of pancreatic cancers are due to RAS and/or RAF mutations. To date, FDA-approved MEK inhibitors have been ineffective at treating RAS mutant tumors when compared to BRAF mutant tumors because of a well-known mechanism of resistance, CRAF- mediated MEK activation, or the CRAF-bypass. In addition, a well-known limitation of current FDA- approved MEK inhibitors are their high rates of serious drug-related adverse events, most often in over 50% of  treated patients, which results in drug intolerability.  The longer half-life of  these drugs (e.g., up to 2 to 4 days), or moderate half-life (e.g., 3 to 6 hours) with increased dosing frequency, contributes to high rates of adverse events because these drugs systemically circulate for an extended period of time destroying healthy normal cells, which also rely on the pathway for survival. Our goal in developing IMM-1-104 is to address these shortcomings to potentially provide patients with better outcomes, improved tolerability, durability and expand drug-drug combination opportunities (as depicted below).

IMM-1-104: Designed to be a Highly Differentiated Dual-MEK Inhibitor

Our Solution: IMM-1-104

We have leveraged our platform to develop our lead product candidate, IMM-1-104, which is designed to be a highly selective dual-MEK inhibitor that promotes additional scaffold-related disruption of KSR. We are developing IMM-1-104 to treat patients with cancer, including pancreatic, melanoma, colorectal and non-small cell lung cancer, or NSCLC, caused by mutations of RAS and/or RAF. In order to overcome MAPK-feedback and CRAF-mediated MEK activation, a well-known limitation of current FDA-approved MEK inhibitors, we developed IMM-1-104 to allosterically inhibit MEK by targeting the site lying adjacent to the binding pocket of adenosine triphosphate, or ATP, which results in downstream inhibition of ERK. In addition, unlike FDA-approved MEK inhibitors, IMM-1-104 is designed to prevent RAF-mediated activation of MEK by unique engagement of MEK that further disrupts KSR. We believe the bypass of these drug resistance mechanisms will provide for better patient outcomes by enhancing therapeutic activity throughout the course of treatment. By reducing steady state drug trough levels, we also designed IMM-1-104 to limit or reduce high rates of serious drug-related adverse events that are observed in current FDA-approved MEK inhibitors (e.g., ranging from 45% to 69%), most often given in combination with a RAF inhibitor, which contribute to discontinuation rates of up to 10% to 15%.

With a goal of improving the tolerability profile of our MEK inhibitor, we designed IMM-1-104 to have a short plasma half-life, resulting in a near-zero steady state drug trough concentration that enables deep cyclic inhibition of the MAPK pathway. We believe this method of drug cadence-driven pathway inhibition has the potential to normalize cancer cell signaling dynamics and prevent further damage to normal healthy cells. Collectively, we believe these qualities may differentiate IMM-1-104 from known MEK inhibitors by potentially allowing IMM-1-104 to avoid drug resistance while improving tolerability due to its dual allosteric inhibition of MEK, KSR disruption and short plasma half-life.

Preclinical Studies Overview: IMM-1-104

In multiple preclinical studies, we observed that IMM-1-104 inhibited activated MEK (i.e., pMEK) and activated ERK (i.e., pERK) across a wide range of murine and humanized 3D solid tumor models, including those with activating mutations in KRAS, NRAS, HRAS and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung (i.e., A549), colon (i.e., Colon-26), pancreas (i.e., MIA PaCa-2) and skin cancer (i.e., A375 and SK-MEL-2), and observed tumor stasis or regression with insignificant BWL when compared to current FDA-approved MEK inhibitors, including selumetinib, binimetinib, encorafenib and AMG-510 (now known as sotorasib). Given the data observed in our previously conducted preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and, in the future, may potentially be administered in select drug combinations for patients with RAS and/or RAF mutant solid tumors who currently have limited treatment options.

Preclinical Studies: Maximum Tolerated Dose and Therapeutic Effect

In our early maximum tolerated dose, or MTD, studies, we observed that oral administration of IMM-1-104 twice a day of up to 150 mg/kg/dose was well-tolerated in mice. In other preclinical studies, we observed that the maximum therapeutic effect of IMM-1-104 was reached when administered orally twice a day between 100 and 150 mg/kg/dose. These dosing studies provided the basis of IMM-1-104’s dosing schedule in subsequent preclinical studies.

Preclinical Studies: Pharmacogenomics

In a pharmacogenomics study utilizing a colorectal KRASG12D tumor model in BALB/c mice, we evaluated downstream ERK inhibition of the MAPK pathway after IMM-1-104 treatment. We orally administered vehicle, selumetinib and IMM-1-104 twice a day at 100 mg/kg/dose, then harvested the tumors after 18 days of chronic treatment at 2 and 12 hours following the last drug dose to evaluate RNAseq changes. The tumors were collected across distinct BALB/c mice and RNAseq changes were evaluated using statistical analysis software. Consistent with IMM-1-104’s designed short plasma half-life, we observed deep, cyclic inhibition of most of the top genes in the ERK transcriptome, as noted by the differences of the dark and light blue bars, which we believe may improve tolerability by allowing healthy normal cells to regenerate before the next dose is administered. For example, Erg1 and Spry4 were both downregulated over 16-fold at 2 hours after receiving the first dose on day 18 of the study, and at 12 hours after the first dose, which was prior to the second dose, both genes were approaching their baseline state when compared to vehicle treated tumors (as depicted below). In contrast to IMM-1-104, we did not observe deep cyclic inhibition by selumetinib, but rather observed sustained MAPK pathway suppression versus vehicle groups between the two timepoints on day 18 (as depicted below). The top 20 genes were a subset of a 52-gene signature for ERK signaling.

Head-to-Head Comparison of IMM-1-104 Against Selumetinib Using a Colon-26 Syngeneic Tumor Model: Deep Cyclic Inhibition of the ERK Transcriptome

* Adjusted p-value < 0.05, for each treatment versus vehicle (n = 3-4 independent tumors per group)

Preclinical Studies: Resistance to CRAF-bypass

We evaluated IMM-1-104 head-to-head against four FDA-approved MEK inhibitors for CRAF-bypass resistance in a KRAS mutant NSCLC tumor model. We exposed the tumor cells with 100 nM of each drug for 2 hours and evaluated MEK and ERK activation levels. We observed that IMM-1-104 was able to reduce overall activity of the MAPK pathway at ERK and pathway reactivation at MEK through a decrease in MEK and ERK activation, resulting in CRAF-bypass resistance. In contrast, we observed that all four FDA- approved MEK inhibitors displayed an increase in activated MEK, resulting in CRAF-bypass (as depicted below).

Head-to-Head Comparison of IMM-1-104 against Four FDA-Approved MEK Inhibitors Using a A549 Xenograft Tumor Model: Prevented Downstream Activation of ERK (↓ pERK) and Inhibited Activation of MEK (↓ pMEK)

Preclinical Studies: Tumor Regression and Body Weight Loss

We evaluated IMM-1-104 head-to-head against binimetinib and selumetinib in an aggressive murine colorectal tumor model (i.e., Colon-26), which expresses mutant KRASG12D. We observed that IMM-1-104 demonstrated greater tumor growth inhibition, where notably 5 of 8 mice experienced tumor regression during the first 10 days of dosing, as well as greater tolerability, evidenced by changes in BWL. In addition, we observed that IMM-1-104 had overall better durability of antitumor response as compared to the two FDA- approved MEK inhibitors, as demonstrated by significantly lower tumor volume, or TV, progression. This study demonstrated that IMM-1-104 as compared to binimetinib and selumetinib provided greater tumor inhibition, lower BWL and lower TV progression (as depicted below).

Head-to-Head Comparison of IMM-1-104 Against Binimetinib and Selumetinib Using a Colon-26 Syngeneic Tumor Model: Body Weight Loss and Tumor Volume

Selumetinib
(FDA approved)
Binimetinib
(FDA approved)
IMM-1-104
(IND-enabling stage)
Ethical Limit
TGI Day10 = 69%
TGI Day10 = 71%
TGI Day10 = 108%
Tumor volume (Median ± Quartile, mm³)
Time (days)
Body Weight Change (Median ± quartile %)
90.8%
93.5%
98.6%
TV-adjusted BWL
-16.9%
-13.3%
-3.8%
Vehicle 0 mg/kg BID po
50 mg/kg BID po Selumetinib
30 mg/kg BID po Binimetinib
150 mg/kg BID po IMM-1-104

Colon-26 (KRAS[G12D]) Syngeneic Colorectal Tumor Model in Balb/c Mice

Selumetinib and binimetinib were commercially purchased

Tumor Growth Inhibition (TGI) % = $[1 - (T_i - T_0)/(C_i - C_0)]$x100%; Expanded TGI formula vs. previous 1-[T/C]x100% method

After observing the results of the Colon-26 tumor study, we completed two follow-up in vivo studies, where we evaluated IMM-1-104 head-to-head against binimetinib or encorafenib, a BRAF inhibitor, as monotherapy plus the combination of binimetinib with encorafenib in BALB/c mice tumor models with RAS and RAF mutations. It should be noted that when encorafenib is used to treat KRAS mutant tumors that are wild type for BRAF, it can paradoxically activate the MAPK pathway and antagonize the effects of binimetinib. In addition, the drug doses and schedules used for binimetinib and encorafenib in these studies were consistent with what was provided in their NDAs to the FDA.

We evaluated IMM-1-104 head-to-head against binimetinib monotherapy and in combination with encorafenib in the KRASG12S human NSCLC tumor model (i.e., A549). When comparing IMM-1-104 to binimetinib monotherapy, we observed that IMM-1-104 had greater tumor growth inhibition (as depicted below). The observations of IMM-1-104 head-to-head against binimetinib alone and in combination with encorafenib, which was not considered relevant for a KRAS mutant, RAF wild-type tumor model, has been included in the figure below for comparison purposes.

Head-to-Head Comparison of IMM-1-104 Against Binimetinib +/- Encorafenib Using a A549 Xenograft Tumor Model: Tumor Volume

We also evaluated IMM-1-104 head-to-head against binimetinib and encorafenib monotherapy and the combination of binimetinib with encorafenib in a BRAFV600E human melanoma tumor model. It should be noted that the administered combination of binimetinib and encorafenib for BRAF mutant melanoma, such as BRAFV600E/K, is an FDA-approved combination. As expected, when comparing IMM-1-104 alone to binimetinib in combination with encorafenib, we observed that the combination therapy had greater tumor growth inhibition (as depicted below). However, when we compared IMM-1-104 to binimetinib monotherapy, we observed that IMM-1-104 had greater tumor growth inhibition (as depicted below). We believe the greater single agent MEK inhibitor activity provides an opportunity to expand IMM-1-104 into drug-drug combinations with other MAPK pathway inhibitors, such as encorafenib, to treat RAF mutant cancers, such as BRAFV600E/K, among other MAPK pathway mutations.

Head-to-Head Comparison of IMM-1-104 Against Binimetinib +/- Encorafenib Using a A375 Xenograft Tumor Model: Tumor Volume

In a further in vivo study based on humanized 3D tumor model data, we evaluated IMM-1-104 head-to-head against AMG-510 (sotorasib) and gemcitabine alone, and IMM-1-104 in combination with AMG-510, for 21 days in the KRASG12C mutant tumor model (i.e., MIA PaCa-2). In a previous study conducted by a third-party, AMG-510 demonstrated sensitivity to this pancreatic tumor model. Comparing IMM-1-104 alone, against AMG-510 and in combination with AMG-510, we observed tumor regressions with insignificant BWL (i.e., within 3% of baseline), which we believe indicates activity, durability and tolerability of IMM-1-104 against a KRASG12C mutant pancreatic cancer model (as depicted below).

Head-to-Head Comparison of IMM-1-104 +/- AMG-510 (sotorasib) and Gemcitabine Using a MIA PaCa-2 Xenograft Tumor Model: Tumor Volume

In an in vivo study based on humanized 3D tumor model data, we evaluated IMM-1-104 monotherapy as compared to binimetinib for 21 days in the NRASQ61R mutant tumor model (i.e., SK-MEL-2). We observed better tumor growth inhibition relative to binimetinib (as depicted below).

Head-to-Head Comparison of IMM-1-104 Against Binimetinib Using a SK-MEL-2 Xenograft Tumor Model: Tumor Volume

IMM-1-104
(100-125-150 mg/kg BID p.o.)
Tumor volume (Median ± Interquartile; mm3)
TGI = 75%
TGI = 91%
TGI = 100%
Time (days)
N=12, per group
MEDIAN: 0 mg/kg Vehicle BID po
MEDIAN: 100 mg/kg IMM-1-104 BID po
MEDIAN: 125 mg/kg IMM-1-104 BID po
MEDIAN: 150 mg/kg IMM-1-104 BID po
Binimetinib
(3-10-30 mg/kg BID p.o.)
Tumor volume (Median ± Interquartile; mm3)
TGI = 35%
Time (days)
N=12, per group
MEDIAN: 0 mg/kg Vehicle BID po
MEDIAN: 3 mg/kg Binimetinib BID po
MEDIAN: 10 mg/kg Binimetinib BID po
MEDIAN: 30 mg/kg Binimetinib BID po

SK-MEL-2 (NRAS^{Q61R}) Melanoma Xenograft Tumor Model in Athymic Nude Mice

Binimetinib was commercially purchased

Tumor Growth Inhibition (TGI) % = [1 – (T_i – T_0)/(C_i – C_0)]x100%; Expanded TGI formula vs. previous 1-[T/C]x100% method

In a further in vivo study based on humanized 3D tumor model data, we evaluated IMM-1-104 monotherapy as compared to vehicle for 21 days in the NRASQ61R mutant tumor model (i.e., SK-MEL-2). We observed midcycle tumor regressions in mice treated with IMM-1-104, which we believe indicates activity and durability of IMM-1-104 against an NRASQ61R mutant melanoma cancer model (as depicted below).

Evaluation of IMM-1-104 as Compared to Vehicle Using a SK-MEL-2 Xenograft Tumor Model: Tumor Volume

Preclinical Studies: 3D Tumor Growth Models

3D tumor growth models mimic the tumor microenvironment, or TME, more closely than 2D models, and we believe the 3D model more accurately reflects human tumor biology and complexity when evaluating pharmacological data of MAPK pathway inhibition in vivo.  We have established and evaluated over 60 humanized 3D tumor models that display mutations in the RAS isoforms, amongst other altered MAPK pathway targets, including BRAF, CRAF, NF1 and ERK, to evaluate their sensitivities to IMM-1-104. In general, we observed that tumor models with KRAS or NRAS mutations and certain molecular profiles were most sensitive to IMM-1-104, followed closely by tumor models with BRAF mutations. For example, the IC50 of IMM-1-104 ranged from 68.7 nM in NRASQ61K to 214.7 nM in NRASG12D, whereas the IC50 of IMM-1-104 ranged from 814.7 nM to greater than 10,000 nM in BRAFV600E and certain RAS mutants, respectively. More specifically, our 3D tumor modeling data suggested that KRAS mutant pancreatic cancer and NRAS mutant melanoma may be particularly sensitive to single agent IMM-1-104.

To further examine the translational opportunity in KRAS mutant pancreatic cancer and NRAS mutant melanoma, we evaluated several of these cancer mutations utilizing real-world data through a pan-cancer registry, the Genomics Evidence Neoplasia Information Exchange, or GENIE. The total number of patients in the analysis are depicted below in blue and the percentage of patients with a known mutation in KRAS or NRAS are shown as a percentage of the total patients (depicted below in black). Biomarker sensitive profiles (depicted below in green) and biomarker resistant profiles (depicted below in red) are projected subsets of patients with mutated KRAS or NRAS that may be sensitive or resistant to IMM-1-104. We observed that the overwhelming majority of pancreatic cancers associated with KRAS mutations (i.e., 92%) and melanoma associated with NRAS mutations (i.e., 73%) are found to harbor a biomarker profile that may be sensitive to IMM-1-104 (as depicted below).

Translational Profiling for KRAS Mutant Pancreatic Cancer and NRAS Mutant Melanoma Utilizing a Pan-Cancer Registry, GENIE

Clinical Development Overview: IMM-1-104

IMM-1-104 is currently undergoing IND-enabling studies. We plan to submit an IND for IMM-1-104 to the FDA in the third quarter of 2022. We continue to expand our preclinical pharmacology models, including research to further understand sensitivity and resistance biomarkers related to IMM-1-104. We have conducted 28-day good laboratory practices, or GLP, orally dosed safety and toxicology studies in rats and dogs prior to initiating our Phase 1 clinical trial of IMM-1-104. We intend to enroll the first patient in our first-in-human Phase 1 clinical trial of IMM-1-104 in the fourth quarter of 2022 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors if our IND for IMM-1-104 is accepted. The Phase 1 clinical trial of IMM-1-104 is being designed to primarily evaluate its safety and tolerability, and to also identify dose-limiting toxicities.

Our clinical development plan for IMM-1-104 will initially focus on indications selected by our translational data. Additional indications will be based on future preclinical studies and clinical trial outcomes. Our goal is to further expand the development of IMM-1-104 in indications, including a broad range of RAS and/or RAF mutant tumors. In addition, we plan to evaluate IMM-1-104 in combination with FDA-approved MAPK and adjacent pathway inhibitors to treat certain cancers in the future.

MEK-io Program

We are developing innovative investigational allosteric MEK inhibitors to be administered in combination with select immune modulators (e.g., checkpoint inhibitors) for the treatment of “cold” solid tumors. Our investigational MEK-io program inhibitors are designed to target MEK in a way that disrupts the MAPK pathway at ERK and to also reduce baseline MEK activation. We are designing these inhibitors with unique PK and PD profiles that may enhance cycle inhibition time of MEK and ERK to optimize the patient’s immune response and promote maximal antitumor responses when administered in combination with select immune modulators. KRAS mutant tumors impact approximately 15% of patients globally and include cold or “non-inflamed” tumors. Cold tumors are immunologically inaccessible, meaning the patient’s immune system cannot provide an appropriate antitumor response because the lack of T-cell infiltration in the tumor, which is required for the immune system (i.e., T-cells) to find, target and attack the tumor. Checkpoint inhibitors work by helping to reactivate and enhance the patient’s immune system by allowing T-cells to better provide an appropriate antitumor response. If a cold tumor were to become “hot” or “inflamed,” this would create an inflammatory process enabling T-cells to infiltrate the tumor and allow them to recognize and attack the tumor (i.e., an antitumor response). We believe our investigational MEK-io program inhibitors have the potential to turn a cold tumor hot, and when administered in combination with a checkpoint inhibitor, could provide an innovative approach to treat patients with cold solid tumors by providing MEK/ERK inhibition and optimizing antitumor response, which would not typically be seen in these patients.

We observed an initial in vivo proof-of-concept for our MEK-io program, with a related analogue to our MEK-io product candidate IMM-6-415, in a widely utilized syngeneic murine model. We evaluated it as monotherapy and in combination with a checkpoint inhibitor as compared to vehicle to observe tumor growth inhibition in tumor-bearing BALB/C mice. Neither treatment alone altered tumor growth as compared to vehicle. However, when we administered in combination with the checkpoint inhibitor, we observed greater than 50% tumor growth inhibition (TGI) after two weeks of dosing as compared to vehicle treated mice.

Our MEK-io product candidate, IMM-6-415, is currently in IND-enabling studies. IMM-6-415 may enhance responses to checkpoint inhibitors in tumors that have been poorly responsive to these class of agents. We observed dose-dependent, tumor growth inhibition by IMM-6-415 in a syngeneic Colon-26 animal model following oral administration of the drug to identify maximum tolerated dose in a once per day, or QD,  schedule (TGI after 8 days at 175 mg/kg = 46%) or twice per day, or BID, schedule (TGI after 8 days at 150 mg/kg = 74%). Current preclinical studies are evaluating IMM-6-415 as monotherapy or in combination with checkpoint inhibitors in CT26 and MC-38 syngeneic models. We plan to submit an IND for IMM-6-415 to the FDA in 2023.

Trifecta-MEK Program

We are developing novel product candidates that are designed to uniquely engage MEK and inhibit the upstream activation events of MEK and the downstream activation events of ERK in MEK itself, for the treatment of solid tumors. We believe the inhibition of upstream and downstream activation events of MEK and ERK bypass MAPK pathway reactivation events (i.e., drug resistance). Our investigational Trifecta- MEK program inhibitors are designed to be differentiated from IMM-1-104 and IMM-6-415 due to their potential mechanism of target engagement, novel allosteric inhibition of MEK and KSR disruption, along with a unique PK approach. The potential dosing intervals, potency and mechanisms of target engagement of our investigational Trifecta-MEK program inhibitors may broaden the application of these inhibitors to metabolically diverse RAS and RAF mutant tumors. We are designing our investigational Trifecta-MEK program inhibitors to be administered as monotherapy to provide potentially better alternatives to combination therapies inhibiting MEK and RAF in BRAF mutant tumors.

We have evaluated one of our investigational Trifecta-MEK program inhibitors head-to-head against binimetinib and encorafenib in a cell-based potency study to observe comparisons in the reduction of activated MEK and ERK in KRASG12S and BRAFV600E mutant tumor models.  In the KRAS mutant tumor model, our investigational Trifecta-MEK program inhibitor provided greater inhibition of activated MEK and ERK as compared to binimetinib and encorafenib (as depicted below). In the BRAF mutant tumor model, our investigational Trifecta-MEK program inhibitor displayed greater inhibition of activated MEK and ERK as compared to binimetinib, and greater activated ERK inhibition as compared to encorafenib (as depicted below). Our Trifecta-MEK program is currently in the drug discovery stage of development.

Head-to-Head Comparison of One of Our Investigational Trifecta-MEK Program Inhibitors Against Encorafenib and Binimetinib Using A549 and A375 Xenograft Tumor Models

A549 Tumor Model: KRAS^{G12S} mutant NSCLC

Compound	pERK: tERK 100 nM A549 % of control, 4h	pMEK: tMEK 100 nM A549 % of control, 4h	Notes
0.1% DMSO	1.000	1.000	Vehicle Control
Encorafenib	2.693	3.431	Paradoxical MAPK Activation
Binimetinib	0.173	4.031	CRAF-bypass Evident
Trifecta-MEK*	**0.011**	**0.345**	**pERK and pMEK control**

A375 Tumor Model: BRAF^{V600E} mutant Melanoma

Compound	pERK: tERK 100 nM A375 % of control, 4h	pMEK: tMEK 100 nM A375 % of control, 4h	Notes
0.1% DMSO	1.000	1.000	Vehicle Control
Encorafenib	0.023	0.039	Prevents pMEK (BRAF inhibitor)
Binimetinib	0.057	1.094	BRAF activity stable (pMEK)
Trifecta-MEK*	**0.002**	**0.095**	**pERK and pMEK control**

- Binimetinib and encorafenib were commercially purchased.

*One of our investigational Trifecta-MEK program inhibitors.

KRAS4B Program

We are developing investigational mutation agnostic KRAS4B inhibitors that are designed to bind to a unique, undisclosed site on KRAS4B for the treatment of solid tumors. We believe our investigational KRAS4B inhibitors have the potential to disrupt RAS nanocluster biology and prevent MAPK signaling in patients with KRAS mutant tumors, which represent approximately 15% of all cancer patients. Although drugs in this class have begun targeting RAS mutations, such as

KRASG12C, we believe a majority of KRAS mutations, which we are designing our KRAS4B inhibitors to target, will remain unaddressed.

In an in vitro tumor model, we observed a half maximal tumor inhibitor concentration, or IC50, of 1 μM for one of our investigational KRAS4B inhibitors. A low IC50 value means that a drug is effective at low concentrations and may provide lower systemic toxicity when administered to the patient because of the low concentration required to generate therapeutic activity. Based on this tumor model, we believe our investigational KRAS inhibitors may achieve KRAS4B inhibition when administered at low concentrations, providing a potentially improved tolerability profile as compared to other FDA-approved MAPK pathway inhibitors. Our KRAS4B program is currently in the drug discovery stage of development.

RAS Induction Program

We are developing investigational RAS inducers that are designed to hyperactivate the MAPK pathway to potentially induce tumor cell death. Our RAS inducers are designed to be agnostic to known activating mutations of any oncogene of the MAPK pathway, providing the potential clinical opportunity to effectively treat any patient with an activated MAPK pathway, which represents over 50% of all cancer patients globally. A study by Leung et al (Mol Can Res 2019) supports this novel pharmacological approach by demonstrating that the hyperactivation of the MAPK pathway in tumor cells that express mutant RAS or RAF are intolerant to further increases in activity at the level of ERK and induce tumor cell death. This approach was further validated by clinical observations of secondary tumor reductions in some patients when targeted agents that inhibit the MAPK pathway were discontinued.

In an in vitro KRAS mutant tumor model, we observed cell-based induction of the MAPK pathway at activated ERK of 844% when administering 30 μM of one of our RAS inducers. Additional in vivo modeling is required to validate this pharmacologic strategy, but we believe that, if successful, short pulsatile target induction will be critical. Our RAS induction, or RASi, program is currently in the drug discovery stage of development.

Covalent-MEK Program

We are developing investigational irreversible allosteric inhibitors of MEK by attacking one of three critical amino acids lying adjacent to the binding pocket. We believe the covalent, or irreversible inhibition, fully disrupts MEK enzymatic activity completely avoiding any potential drug resistance from MAPK pathway reactivation events. Covalent-MEK’s novel pharmacological approach provides scaled attenuation of the MAPK pathway disruption that is anchored to the half-life of MEK itself, which has been reported to be approximately 12 to 14 hours.

Our Covalent-MEK program is in the drug discovery stage of development and builds on our dynamic portfolio of novel and mechanistically distinct MEK inhibitors.

PI3K-alpha Program

We are developing investigational allosteric PI3Kα inhibitors designed to target PI3Kα agnostically in common mutations and further disrupt upstream activation events of the mTOR pathway. Similar to IMM- 1-104, we intend to design our PI3Kα inhibitors with a short plasma half-life to potentially normalize tumor signaling dynamics while retaining healthy normal cells. While still in the early drug discovery stage of development, we envision our PI3K-alpha program will be able to address significant unmet clinical needs in certain subsets of cancer, as well as reaching a broader patient population in combination with one or more of our MEK or RAS drug programs, where the mTOR pathway may synergistically work in tandem with MAPK pathway inhibition.

Our Neuroscience Programs

In addition to our extensive oncology pipeline, we are also leveraging our platform to build a neuroscience pipeline initially focusing on AD. Our neuroscience programs are in the early stages of drug discovery, and we are evaluating undisclosed targets to pursue a unique approach to treating AD. We believe by treating AD- related neuroinflammation, rather than treating amyloid beta protein, or β-amyloid, and hyperphosphorylated tau deposition in the brain, we may be able to slow the progression of AD. We believe our platform and expertise in neurology and neuroscience has allowed us to determine biological differences in AD patients to help develop novel product candidates that have the potential to address the significant unmet needs of this underserved patient population.

Alzheimer’s Disease Overview

AD is a neurodegenerative disorder of uncertain cause and pathogenesis and is the most common form of dementia. AD is characterized by memory impairment and further cognitive decline that can ultimately affect the patient’s behavior, speech, visuospatial orientation and motor system. AD is a complex multifactorial disease driven by genetic and environmental causes that affects older adults and is one of the leading sources of morbidity and mortality in the aging population. Established risk factors for AD include age, family history of dementia, rare dominantly inherited mutations in genes that impact β-amyloid in the brain (as described below) and apolipoprotein E epsilon 4 allele (as described below). The disease is most often categorized into three different groups: early-onset AD, late-onset AD and familial AD. Late-onset AD, also referred to as sporadic AD, is the most common form of the disease representing approximately 90% of the patients, and is classified in patients who present with symptoms at older ages (i.e., ≥ 65 years), while early-onset AD is classified in patients who present with symptoms at younger ages (i.e., < 65 years). Familial AD is an inherited form of AD (i.e., genetic) and patients with early-onset AD most often have some inherited form of the disease. In contrast, sporadic AD most often involves common and rare genetic risk factors, as well as environmental factors.

Available data supports a worldwide prevalence of AD of approximately 35 million people, or approximately 6 million people in the United States. The prevalence of AD is known to increase exponentially with age, essentially doubling every 5 years after the age of 65. Diagnosis of AD is typically only considered after symptoms manifest and while the diagnosis of AD can be based on clinical criteria or detection of certain biomarkers, such as β-amyloid and tau, a postmortem histopathologic examination is required to confirm the diagnosis. Recent emerging evidence supports that neurological changes may occur years before patients start to experience early clinical manifestations of AD, which is most often memory impairment.

Limitations of Current Targeted Therapies for Alzheimer’s Disease

Since 2003, only two new treatments for AD have been approved by the FDA, representing a significant unmet medical need. Despite clinical trials of numerous agents over a wide range of mechanisms, there are currently only six FDA-approved treatments for AD, and none of these treatments has been shown to do anything more than briefly and modestly improve AD symptoms, ultimately failing to prevent or slow disease progression. Patients may develop AD irrespective of β amyloid deposition. Without a disease-modifying treatment that targets the underlying cause of AD, many AD patients require daily supportive care from their families or other caregivers.

Pathogenesis of Alzheimer’s Disease

While the pathogenesis of AD remains unclear, the genetic basis for early-onset and familial AD is understood most clearly. Most AD patients appear to have an overproduction and/or decreased clearance of β-amyloid, which is neurotoxic. This explanation of AD is otherwise known as the “amyloid hypothesis.” β-amyloid is produced by the cleavage of a protein translated from the amyloid precursor protein gene, or APP, and cleaved by α-secretase, β-secretase, and γ-secretase. Presenilin is a sub-component of γ-secretase and is partially responsible for cleaving APP. Mutations in presenilin 1 gene, or PSEN1, or presenilin 2, or PSEN2, and APP result in overproduction of β-amyloid and are known to cause familial AD in greater than 95% of patients. In addition, the pathogenesis of AD is believed to involve a second protein, tau.

Tau plays a role in stabilizing the biological mechanisms required for facilitating neuronal activity and communication. In patients suffering from AD, observations have shown that tau accumulates and causes neurotoxicity as a result of its hyperphosphorylation. In addition, transmission of pathologic forms of tau between neurons has been proposed to account for the spread of AD in the brain.

There are several other important and potentially overlapping pathways that are considered to be involved in AD. For example, the strongest association of sporadic AD involves human apolipoprotein E gene, or APOE. APOE is involved in multiple cellular processes, including cholesterol transport and immune regulation, amongst others. APOE is known to have three alleles, including epsilon 4, or APOE4. Carriers of one APOE4 are two to three times more likely to develop AD as compared to noncarriers, and those with two APOE4 are at approximately 8 to 12 times more likely to develop AD. Despite APOE4’s strong link to sporadic AD, some carriers of APOE4 never develop any cognitive decline. Unlike familial and early-onset AD, the genetic basis for sporadic AD is complex and poorly understood, and often involves environmental factors.

Pathology of Alzheimer’s Disease

The hallmark neuropathologic changes of AD are diffuse and neuritic plaques, marked by extracellular β-amyloid deposition and neurofibrillary tangles, comprised of the intracellular accumulation of hyperphosphorylated tau (as depicted below). The pathology of AD is characterized by the widespread death of neurons in the brain and follows a destructive trajectory starting at the hippocampus, which is responsible for learning and memory. As AD progresses, the pathology gradually spreads to other important regions of the brain further causing cognitive decline. Among AD patients, the levels of brain atrophy vary and the underlying cause of this is unknown.

Healthy Brain Compared to an AD Patient’s Brain with β-Amyloid and Tau Deposition

Heterogeneity Among Alzheimer’s Disease Patients

A growing body of evidence suggests that AD is a heterogeneous group of diseases, which may partially explain the lack of consistent clinical data, including clinical trials. The cardinal symptoms of AD are cognitive impairment, including memory impairment, loss of executive function, impaired judgement and problem solving, behavioral and psychological problems, and visuospatial impairment. While nearly all AD patients struggle with cognitive decline, there is no prescribed pattern or progression of symptoms. For example, some AD patients have significant β-amyloid and hyperphosphorylated tau deposition, but experience little or no cognitive impairment.

The pattern of memory impairment in patients suffering from AD is distinctive. Memory of events occurring at a particular time and place is often profoundly affected in these patients. These memory deficits develop insidiously and progress slowly over time, evolving to include deficits of semantic memory (i.e., general knowledge accumulated throughout life) and immediate recall. Impairments of procedural memory (i.e., how to perform certain actions and skills) appear only in the late stages of AD. In addition, behavioral and psychologic symptoms become more common in the middle to late course of the disease. These can begin with relatively subtle symptoms including apathy, social disengagement and irritability. However, emergence of behavioral disturbances such as agitation, aggression, wandering and psychosis are seen as well. Approximately 11% of AD patients suffer from some form of psychosis and at least 75% of AD patients deal with agitation, aggression and wandering. Although the signs and symptoms of AD are understood, the underlying cause of the disease, including progression of certain aspects of the disease, still remain unknown and provide an opportunity for the development of disease-modifying treatments that would address significant unmet needs in the underserved AD patient population.

Our Approach to Alzheimer’s Disease

We believe there are specific subgroups of AD that can be stratified through gene expression and brain pathology. To identify AD subgroups, we have leveraged our platform to employ a patient-centric, data-driven approach through:

●	Patient Data. Categorizing and quality controlling postmortem patient data available from multiple public repositories.
●	Patient Stratification. Using a combination of different types of data, such as brain pathology and gene expression, to stratify patients into certain groups.
●	Our Expertise. Leveraging our computational biology expertise to develop machine learning algorithms to detect patterns across biological data and find subgroups based on distinct patterns.

Our approach to stratify AD patients based off specific subgroups and discover therapies that may benefit these patients is depicted in the image below.

AD Patient Subgroup Stratification and Application of Our Drug Discovery Platform

We believe our platform and expertise in neurology and neuroscience has allowed us to determine biological differences in AD patients to help develop novel product candidates that have the potential to address the significant unmet needs of this underserved patient population. Through postmortem patient data, we have determined multiple subgroups of AD with varying degrees of neuropathology and cognitive deficiencies, differences in brain gene expression irrespective of β-amyloid or tau deposition, and inclusion or lack of high levels of gene expression resulting in neuroinflammation of the brain. We categorize the subgroup of patients with high levels of gene expression resulting in neuroinflammation of the brain as “Type I AD.”

Through our next-generation approach for AD drug discovery (as depicted above), we have been able to develop a streamlined strategy for identifying novel product candidates by utilizing the following elements of our platform:

●	Novel Biology. Leveraging DCT to identify robust novel targets using gene expression signatures from each AD subgroup. Characterizing mechanisms of action in central nervous system, or CNS, cell types for target assessment.
●	Novel Chemistry. Employing our Fluency technology to accelerate the identification of small molecules that selectively bind to a target of interest.

●	Proprietary Translational Planning. Utilizing the AD subgroup data that we have generated to select ideal preclinical models to improve clinical translation, including AD subgroup-specific induced pluripotent stem cell, or iPSC, lines, and defined existing and novel biomarkers specific to these patients.

By leveraging our data-driven discoveries, we believe we have a unique advantage to develop a targeted strategy for patient selection and to increase response rates by treating the underlying biology of the AD subgroups.

Our Neuroscience Pipeline

Our current neuroscience programs are dedicated to providing treatments for patients classified in a specific AD subgroup for which there are significant unmet needs and underserved patient populations. Our neuroscience programs are currently in the early stages of drug discovery and we are focused on advancing these programs into lead optimization. The following table summarizes our neuroscience pipeline:

Our Neuroscience Programs—Rationale for Treating Neuroinflammation

We believe treating neuroinflammation in Type I AD patients will slow the progression of the disease. Previous academic studies have shown that neuroinflammation is a possible cause of AD pathology. In addition, other studies have determined that neuroinflammation is an early AD event that precedes β-amyloid and/or tau deposition in AD patients, and is necessary for AD patients to progress from mild cognitive symptoms to more severe cognitive impairment leading to diagnosis of AD. In a meta-analysis review of peripheral inflammatory markers in AD, an academic group reviewed 175 studies that enrolled over 26,000 patients and observed that AD patients have elevated inflammatory markers, including IL-1β and IL-6. In another study, IL-1β was associated with a faster rate of decline on executive functioning in older adults and IL-6 was associated with a faster decline of verbal memory. These observations are in agreement with our studies that identified subgroups of AD patients with elevated levels of neuroinflammatory gene expression. Collectively, through our own research and publicly available literature, we believe that treating neuroinflammation earlier in Type I AD patients may be able to slow the progression of the disease in these patients.

Our Solution: IMM-ALL-01

We are developing investigational small molecule inhibitors against an undisclosed target, or AO.01, for our IMM-ALL-01 program, which is currently in early stages of discovery. We believe that inhibition of AO.01 will decrease AD-related neuroinflammation by reducing the activation of microglia. Microglia are innate immune cells that have been observed to significantly increase AD-related neuroinflammation. Our preclinical studies in cultured microglia have demonstrated that 50 μM treatment with our AO.01 inhibitors decrease the release of IL-6 (as depicted in figure B below), an inflammatory marker that drives AD-related neuroinflammation, while promoting anti-inflammatory IL-10 expression (as depicted in figure A below).

In Vitro Observation of AO.01 Inhibitors Decreasing the Release of IL-6 and Promoting IL-10 Expression

DCT revealed AO.01 as a target involved in AD-related neuroinflammatory mechanisms dysregulated in the brains of Type I AD patients. Through our bioinformatics analysis of independent study data, we observed that gene expression of AO.01 is significantly increased in activated microglia. In our in vitro studies, knockdown of AO.01 gene expression suppressed the neuroinflammatory behavior of primary microglia. Our RNAseq analysis of our internal microglia experiment confirmed reduced expression of neuroinflammatory pathway genes after AO.01 knockdown. Based on these studies, we observed that knockdown of AO.01 directly correlates with a decrease in neuroinflammatory markers. We further observed that knockdown of AO.01 gene expression decreased neuronal hyperphosphorylated tau deposition in a tau cell model. We believe this suggests that AO.01 inhibition may block multiple independent AD-related neuroinflammatory pathways by inhibiting and/or suppressing the release of neuroinflammatory markers, including IL-6, and decreasing tau deposition.

We plan to improve the in vitro potency of our AO.01 inhibitors by focusing on a resolved catalytic pocket of AO.01 to further reduce the proinflammatory activity of microglia. While our preliminary studies demonstrate high cell permeability for our current AO.01 inhibitors, we plan to focus on optimizing blood brain barrier penetrance during lead optimization to provide desirable activity in the brain. Our goal is to increase translatability by exploring the effect of our AO.01 inhibitors on inflammation in human microglia derived from acquired iPSC lines of Type I AD patients.

Our Solution: IMM-ALL-03

We are developing investigational small molecule inhibitors against an undisclosed target, or AO.03, for our IMM-ALL-03 program, which is currently in the early stages of discovery. We leveraged Fluency to identify and rank initial hits against the AO.03 protein and screened a subset of hits with drug-like properties through a cell-free assay. The screening assays confirmed several Fluency hits from different chemical classes to AO.03, and subsequent modification of our AO.03 hits significantly improved inhibition of AO.03’s activity (as depicted in figure A below). Our preclinical studies in activated microglia have demonstrated that 10 and 50 μM treatment with our AO.03 inhibitors decrease the release of IL-6 (as depicted in figure B below). In addition, in our preliminary studies, we have observed high cell permeability for our current AO.03 inhibitors. We plan to optimize blood brain barrier penetrance during lead optimization to provide desirable activity in the brain.

Fluency Platform Identifies Small Molecules Designed to Inhibit AO.03 and In Vitro Observation of AO.03 Inhibitors Decreasing the Release of IL-6

Biological Relevance of AO.03

Through our platform, we have discovered that AO.03 is a target that is involved in aberrant inflammatory pathways in Type I AD pathogenesis, and that reduced AO.03 gene expression corrects the expression of genes related to Type I AD biology. In our in vitro studies, we observed that stimulation of microglia into a proinflammatory state triggered significant increases in AO.03 gene expression, whereas reduction of AO.03 gene expression had a causative effect in converting microglial behavior from a proinflammatory state to an anti-inflammatory state. Similar to AO.01, we also observed that lower AO.03 gene expression blocked neuronal tau deposition in a tau cell model, including phosphorylation of tau at a protein site called Threonine 181, or p181 (as depicted below). Based upon literature, there is strong evidence that p181 phosphorylation occurs early in AD progression and is positively correlated to the age of onset, suggesting early prevention of p181 phosphorylation may significantly delay AD symptoms. While in vitro analysis of stimulated microglia after AO.03 and AO.01 knockdown revealed non-identical, overlapping changes in cytokine release, RNAseq analyses have revealed that the targeted pathways of AO.03 and AO.01 are different. Concretely, reduction of AO.01 gene expression reduced expression of signaling genes for oxidation phosphorylation and the pentose phosphate pathway, whereas reduction of AO.03 gene caused a reduction of genes widely known to be involved in neuroinflammatory pathways in AD, including the IL-6 and toll-like receptor signaling pathways (as depicted below). We believe this represents unique opportunities for regulating several neuroinflammatory pathways in Type I AD patients.

The Biological Effect of Reducing AO.03 Gene Expression on Inflammation and Tau Deposition, and Pathway Analysis of AO.01 versus AO.03

Our Platform

Consistent with our approach of weaving bioinformatics and computational biology into every stage of the drug development process, we have developed a proprietary disease-agnostic platform that allows us to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. We are developing novel product candidates that aim to optimize both safety and efficacy for diseases with high unmet medical needs and suboptimal treatment options. Key elements of our platform include:

●	Insights from Human Data. Compare distinct groups of individuals who differ in a certain aspect of disease or response to a particular therapy, or identify new patient subsets.
●	Novel Biology. Identify novel targets and new ways to drug existing targets using DCT and/or our insights into mechanisms of response.
●	Novel Chemistry. Rapidly identify small molecules that selectively bind to a target of interest using our proprietary Fluency technology, and/or engineer PK to achieve optimal signaling dynamics.
●	Proprietary Translational Planning. Use humanized preclinical models and bioinformatics to prioritize indications and identify sensitive subpopulations.

Underlying each of these elements is our rigorous quality control and ability to analyze complex biological datasets. We are one of the few biopharmaceutical companies that has been involved in defining best practices for robustly analyzing bioinformatics data, as evidenced by co-authorship on journal articles together with regulators as well as writing invited reviews to educate the scientific community on this topic. This attention to rigorous quality control pervades all of our analyses, and we believe this enables us to extract meaningful information from a variety of databases of human data, including GENIE and The Cancer Genome Atlas Program, or TCGA.

Our platform is not limited to a single aspect or pathology; rather, it is disease-agnostic, which we believe enables us to identify, develop and evaluate product candidates across multiple disease areas simultaneously, with our initial focus in oncology and neuroscience. While we currently have an emphasis on transcriptomic data, our platform is not limited to a single data type and thus we believe it will be able to evolve as new datasets emerge. Our platform enabled the initiation, discovery and development of our lead product candidate, IMM-1-104, and has led us to identify additional product candidates with novel compositions of matter by leveraging our platform and drug discovery process. Moreover, our platform has been applied extensively in successful partnerships with large pharmaceutical and biotechnology companies, and through our internal drug discovery and development.

Insights from Human Data

Our analyses often begin by comparing existing transcriptomic data from two groups of patients (e.g. from those whose tumors have metastasized versus those whose tumors have not) to help elucidate the biological mechanisms underlying a particular aspect of disease which we seek to counteract. As another example, we may analyze existing data from patients with differences in response to an existing therapy, in order to better understand what is happening in responders versus non-responders. We may also analyze existing data from patients with a disease to identify novel subsets of patients. Our platform has enabled us to conduct multiple projects that involve stratifying patients into novel subsets. We associate transcriptomic profiles with each subset, which can then be directly inputted into DCT to identify novel targets specific to a given patient subset.

Novel Biology

Disease Cancelling Technology

We have developed DCT to identify targets that reverse a disease signal across multiple relevant genes with the potential to yield product candidates with differentiated mechanisms that are less likely to be discovered by traditional drug discovery methods. Additional biologic context is derived from quantifying the extent to which different time points, concentrations and perturbations (e.g., inhibition and overexpression) may cancel a disease signal more effectively than existing drug targets. DCT ranks target perturbations by the extent to which they generate signals that counteract disease-associated gene expression changes observed in patient data. Thus, we believe DCT enables hypothesis-free, data-driven identification of novel targets and new ways to drug existing targets.

DCT leverages gene expression data derived from human patient samples to identify targets that may rescue abnormal gene expression and restore pathway homeostasis. In addition, DCT identifies biology relevant to attenuating a disease by quantifying the similarity of genome-wide signatures of specific aspects of the disease to signatures of target induced gene expression changes using a mathematical similarity metric. Uniquely, DCT quantifies the per-gene contribution to overall disease amplification or cancellation. An example of a typical analysis begins by running DCT to identify an unwanted, disease-specific gene expression pattern. The ideal input to DCT is focused on a specific aspect of a disease, such as tumors that have metastasized versus those that have not, rather than comparing diseased versus healthy states. DCT identifies target candidates by screening a disease differential expression signature and comparing it to thousands of target gene expression signatures.

DCT is able to rapidly compare disease state signatures against vast numbers of target signatures. DCT ranks signatures resulting from the modulation of specific targets by the extent to which they oppose disease signatures (as depicted below). Unlike some algorithms or artificial intelligence, or AI, approaches, the results originating from DCT are designed to be interpretable from a computational and biological perspective. This platform uses gene expression from patient datasets and does not rely on literature. Together with the target, DCT provides a specific list of testable genes associated with the target of interest, relevant drug concentrations and temporal dynamic information driving the result. Thus, we believe DCT can identify new targets and readily detect dynamic relevant biology relating to modulating a target in a better way.

A summary workflow for DCT’s novel target identification can be described as follows:

●	Carefully curated and quality controlled human transcriptomic data representing a specific aspect of disease, or Input 1, is input and vectorized for processing (as depicted below).

●	A carefully curated and quality controlled library of gene expression signals associated with perturbing specific targets at specific time points and concentrations, or Input 2, is input and vectorized for processing (as depicted below). This library can potentially include clustered regularly interspaced short palindromic repeats, or CRISPR, RNA interference, tool compounds, screening library compounds and existing drugs.
●	The strength of disease signal cancellation is measured between Input 1 and every target signature in Input 2.

Disease Cancelling Technology Summary Workflow for Target Identification

A second filtration step selects target candidates for which multiple biological pathways are restored in the proper direction compared to the disease signal. DCT includes a method to compute a per pathway contribution to disease canceling in terms of percent contribution to overall disease reversal for cases when a specific pathway is particularly relevant. DCT is designed to have many capabilities in addition to identifying novel targets or novel ways to drug existing targets. To enable rapid translation to experimental validation, DCT can suggest ideal concentrations, temporal dynamics and marker genes to monitor. DCT is also capable of predicting target combinations for a given disease or an ideal target for combination with an existing therapy. For expanded utility, DCT has a graphical user interface that enables our biologists to interact with, sort, modify, query and run results along with producing visualizations of results.

We believe DCT has several advantages over other target identification technologies. The platform uses patient data as a starting point, rather than artificial 2D in vitro models. For example, our neuroscience program uses gene expression data from AD patient subsets as an input to DCT. We have presented data at American Association for Cancer Research and other conferences demonstrating how cell lines fail to capture the heterogeneity of patient tumors, and our discovery team’s experience in the 3D tumor modeling field has also highlighted the limitations of 2D in vitro data. Moreover, working closely with several FDA-approved drugs, we have found that transcriptomic data was most frequently and dynamically linked to drug activity. Thus, our core insights are derived from transcriptomic data (RNA), while some of our competitor’s platforms may focus on sequencing data (DNA), imaging data from phenotypic screens and/or literature. DCT is focused on identifying novel targets or novel ways to modulate existing targets, with the goal of generating novel therapeutics with improved clinical activity. We have not in-licensed external drugs and we do not focus on “drug repurposing” activities. Our pipeline is composed of programs with potentially novel pharmacological effects.

Biological Mechanisms of Response

We also identify novel biology by applying translational bioinformatics to analyze the biological mechanisms of response of existing therapies. This may include comparing the transcriptional profiles induced by a drug at different timepoints in order to highlight biological feedback loops that we then seek to counteract.

Novel Chemistry

Fluency

We developed Fluency, an easy-to-use AI-based tool, to allow for the rapid screening of large compound libraries for potential binders to a protein target of interest. Fluency can be run with any compound library, including libraries containing millions of compounds. It identifies the most attractive drug candidates within a library by making ranked predictions of binding affinity for all compounds. It also makes predictions about the target binding location for all compounds, which allows us to filter the library for drug candidates that are the most likely to affect a specific region of interest on the desired target. Fluency accelerates our drug development process by allowing us to go from millions of potential compounds down to what Fluency selects as the best hundred drug candidates within a single work day. This allows us to quickly advance only those select candidates to medicinal chemistry and experimental validation (as depicted below), increasing our capital efficiency. Knowledge of the 3D structure of the protein target of interest is not required, which expands the applicability of Fluency to include targets with poorly defined or non-existent 3D structures.

Fluency Accelerates Our Drug Discovery

To illustrate both the ease of use, as well as the power of Fluency to identify promising drug candidates, we constructed a test screen of Tukysa® (tucatinib), a recently FDA-approved drug for the treatment of advanced breast cancer in combination with trastuzumab and capecitabine. Tukysa® is a tyrosine kinase inhibitor of human epidermal growth factor receptor 2, or HER2 (also referred to as ERBB2). We created a test compound library by placing Tukysa® in a diverse chemical library of 17.8 million drug-like molecules and evaluated whether or not Fluency could identify it as a promising drug candidate against ERBB2 (depicted in the first panel below). The binding models within Fluency were trained against millions of carefully quality controlled, publicly available binding affinity measurements for compounds against thousands of proteins. However, because Fluency did not see Tukysa® or other molecules highly similar to Tukysa® during training, it did not know whether or not it was a promising candidate before the test screen was run. In our test screens, we input the protein of interest into Fluency, then select a library to screen, and optionally enter the region of interest within the protein (depicted in the second panel below). In the test screen for Tukysa®, we screened the test library against all amino acids within ERBB2.

Fluency Test Screen Input Example

Fluency rapidly screened approximately 17.8 million compounds in less than 7 hours and identified Tukysa® as the best binder to ERBB2 along with a number of other potential candidates (as depicted below). Fluency’s location prediction for this compound points towards the kinase domain of ERBB2 which contains the binding site. Referring back to our drug discovery flow chart depicted above, Tukysa® would have been amongst the hundreds of compounds to go on to medicinal chemistry and experimental validation if we were searching for general ERBB2 binders or if we were searching for potential binders specific to the kinase domain.

Fluency Test Screen Output Example

Fluency has been used to screen for potential drug candidates within our early-stage oncology and neuroscience programs. We have a dedicated team of AI experts who continue to evolve Fluency and are embedded in our end-to-end preclinical drug development processes. We continue to seek new ways to apply our AI expertise to develop novel product candidates and potentially improve the lives of patients.

Signaling Dynamics (PK-Driven)

Transcriptomic data has proven critical to these analyses because it provides an understanding of the extent to which specific genes are expressed at any given time, capturing temporal changes in pathway activation. Signaling networks differ between cell types, and we leverage this to modulate targets in such a way that certain cell types will be more impacted than others. Our platform enables us to assess the signaling dynamics of product candidates, which we believe allows us to optimize the chemistry of our product candidate programs to achieve broad therapeutic activity against diseased cells while sparing healthy normal cells. Modulation of these signaling networks impacts cell fate decisions in many cell types, including cancerous cells. Our computational biology expertise enables us to analyze transcriptomic data that closely reflects spatiotemporal dynamics of biological signaling networks.

Proprietary Translational Planning

Humanized Models. In oncology, we are deeply experienced in advanced, humanized 3D-based tumor growth models, which based on peer reviewed research by members of our team and others, more accurately predict drug response in animal models, and we believe in patients, compared to standard models. Unlike in vitro approaches, the 3D tumor growth models reflect the complexity of tumor biology given their alignment with the TME. Thus, we believe our deep expertise in 3D tumor models enables us to more accurately stratify patients likely to benefit from our potential product candidates. In neuroscience, we similarly seek to use human iPSC based models that more faithfully represent the biology of a heterogeneous patient population than more traditional cell lines.

Prioritize Indications and Identify Sensitive Subpopulations. We are able to leverage bioinformatics to analyze genomic data from large patient databases to identify specific indications where the majority of patients have characteristics that align with our more reflective humanized models, and identify biological mechanisms and biomarkers that enable us to identify subpopulations that are more likely to be sensitive based on their similarity to our translational approaches.

Our Platform and its Role in the IMM-1-104 Program

Our platform played a key role in creating the most important characteristics of our lead product candidate, IMM-1-104. In the early stages of the program, insights from human data were used to identify transcriptional profiles we aimed to counteract. DCT and our analysis of mechanisms of existing drugs led us to identify what we believe to be novel biology, specifically new ways to drug an existing target, to highlight the goal of counteracting a biologic feedback loop. Novel chemistry was generated to counteract the feedback loop, and the PK was tuned to generate optimal signaling dynamics (deep but cyclic interruptions of the pathway) as confirmed for translational profiling. Our proprietary translational planning has involved profiling IMM-1-104 in a large number of 3D models to identify the types of cancer (and biomarkers of subsets when needed) that we believe will have the highest probability of success in the clinic. Together, these insights enabled us to demonstrate in an in vitro model that a drug with feedback loop resistance combined with a short half-life was able to move toward in vivo improvements in key efficacy metrics and tolerability through modulation of tumor cell signaling dynamics.

Early in the program, we utilized human data to generate translational profiles specific to cancer patients experiencing cachexia, which causes extreme weight loss and muscle wasting. DCT was then utilized to identify targets and intervention time points, otherwise known as biological perturbations, that could counteract cachexia. Among the highest ranked perturbations were multiple MEK, inhibitors, but only the gene expression profiles induced by these MEK inhibitors at early time points (i.e., at 3 and 6 hours) were ranked highly for cancelling the disease-associated signals according to our technology. In contrast, the gene expression signals induced by MEK inhibitors at a later time point (i.e., at 24 hours) amplified or mimicked the transcriptomic signatures associated with diseases. These findings pointed to the importance of a feedback loop in the MAPK pathway called the CRAF-bypass, which may lead to resistance of MEK inhibition, and highlighted the critical importance of designing IMM-1-104 to potentially counteract the CRAF-bypass.

We next applied our platform’s ability to characterize mechanisms of response by generating transcriptomic (RNA sequencing) data evaluating the impact of a recently approved MEK inhibitor, selumetinib, relative to vehicle in KRASG12D tumor-bearing BALB/c mice, which are inbred, albino and immunodeficient mice ordinarily used in research models for cancer therapy. The BALB/c mice were orally administered 100 mg/kg of selumetinib twice a day for 18 days. Notably, when we examined a set of genes known to be downstream of ERK and activated by the MAPK pathway, we saw reduced downregulation of the pathway following selumetinib treatment. There was very little difference between the degree of MAPK pathway downregulation at the 2 hour time point and the 12 hour time point, demonstrating that the inhibition achieved by a typical MEK inhibitor with a non-zero drug trough was both static and limiting in a chronic setting. This focused us on the need to develop IMM-1-104 with novel chemistry, specifically a short half-life to achieve deep cyclic inhibition. Through the medicinal chemistry process, we were able to conduct similar analyses to assess the impact of varying PK profiles on signaling dynamics, and when we conducted the same analysis with IMM-1-104 in the model referenced above, we observed much stronger downregulation at the 2 hour time point followed by a return to baseline at the 12 hour time point. These observed results confirm that we achieved the desired signaling dynamics of cycles of deep inhibition and release of the MAPK pathway.

We are utilizing our platform’s proprietary translational planning capabilities by evaluating IMM-1-104 in a large panel of 3D tumor models, and then applying our ability to robustly analyze challenging datasets to assess genomic data from publicly available cancer patient databases to prioritize indications for IMM-1-104 and identify biomarkers of response, when needed. We believe this analysis will enable us to identify substantial translational opportunities for additional indications.

Our Platform and Our Early-Stage Oncology Pipeline

We utilize Fluency, the novel chemistry element of our platform, to rapidly identify small molecule hits for a targeted region of a protein for many of the earlier stage programs in our oncology pipeline. Fluency is being utilized to accelerate the advancement of our RAS and PI3K-alpha programs. In addition, these earlier stage programs also utilize our platform’s ability to generate novel biology by characterizing mechanisms of response to address these targets in new ways. In the case of our RAS modulators, this involves targeting the process of RAS dimerization. Finally, we are also leveraging novel chemistry in the form of PK changes with the goal of achieving optimal signaling dynamics and deep cyclic inhibition to maximize therapeutic activity in broad populations while improving tolerability. We plan to evaluate each of our programs in humanized 3D models and leverage bioinformatics to prioritize indications and identify sensitive patient subgroups.

Our Platform and Our Neuroscience Programs

Our neuroscience programs began with our platform’s ability to identify insights from human data, specifically by methodically analyzing challenging datasets by assessing the robustness of various publicly available AD datasets. Given the lack of disease-modifying therapies and AD patient heterogeneity, robust analysis of data is a motivating factor to drive our success in this space. We applied our platform’s capability to stratify patients into previously undiscovered subsets, identifying new subpopulations of AD patients with strikingly different molecular biology and distinct gene expression profiles. We then applied our platform’s ability to identify novel biology by leveraging DCT to identify and rank novel targets for specific subsets of AD patients. Two of these undisclosed AD targets, AO.01 and AO.03, have been identified in vitro and have gone on to become the focus of our two lead neuroscience programs, IMM-ALL-01 and IMM-ALL-03, respectively. Once those targets had been identified and experimentally confirmed, we utilized Fluency to rapidly identify small molecules that are designed to selectively bind to the targets, and such selective binding has since been observed in vitro. We also leveraged our platform’s capabilities for characterizing mechanisms of response to assess the biological impact of those hits, and we are preparing for proprietary translational planning by using iPSC models to confirm the differences in response we expect to see in specific AD patient subgroups.

Competition

The pharmaceutical and biotechnology industries are characterized by rapid advancement of novel technologies, significant competition and a strong defense of intellectual property rights. While we believe that our proprietary platform and scientific expertise provides us with competitive advantages, we face competition from multiple sources, including larger and better-funded pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key factors that would affect our ability to effectively compete with other therapeutics include safety, efficacy, ease of administration, pricing, brand recognition and availability of reimbursement and coverage by third party payors.

Our Oncology and Neuroscience Programs

The current FDA-approved treatment options that target MAPK pathway cancers are either MEK inhibitors limited by their high rates of serious drug-related adverse events that result in drug intolerability and drug resistance through MAPK-feedback loops, or KRAS inhibitors limited to patients with specific KRAS mutations. We expect that our oncology programs targeting the MAPK pathway may compete with current FDA-approved therapies or clinical programs targeting KRAS mutant tumors that are being advanced by certain pharmaceutical and biotechnology companies.

There are currently only five FDA-approved treatments for AD, and these treatments are widely considered to only briefly and modestly improve AD symptoms, ultimately failing to prevent or slow disease progression.

We expect that our neuroscience programs that are initially focused on treating neuroinflammation in AD may compete with products or programs being advanced by certain pharmaceutical and biotechnology companies.

Intellectual Property

Our ability to obtain and maintain intellectual property protection for our products and technology is fundamental to the long-term success of our business. We rely on a combination of intellectual property protection strategies, including patents, trademarks, copyrights, trade secrets, license agreements, confidentiality policies and procedures, non-disclosure agreements, invention assignment agreements and technical measures designed to protect the intellectual property and confidential information and data used in our business.

As of March 3, 2022, we have: one issued U.S. patent; two pending U.S. patent applications; one U.S. provisional application; and one Patent Cooperation Treaty, or PCT, application that has not entered national stage. These patents and patent applications relate to subject matter, including: our lead product candidate, IMM-1-104, our MEK-io candidate, IMM-6-415, our DCT, and Fluency. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable; our owned issued U.S. patent and any patents that may issue from our owned pending U.S. patent applications are expected to expire in February, 2039; and any patents that may issue from our owned pending foreign patent applications or PCT applications are expected to expire in January, 2041.

With respect to IMM-1-104, as of March 3, 2022, we have one pending U.S. provisional application and one pending PCT application. The pending U.S. provisional application is directed to, among other things, combination claims with respect to IMM-1-104. This U.S. provisional application would need to be converted to a non-provisional application by January 6, 2023. Any patent that may issue, based upon this provisional U.S. application is expected to expire in January, 2043, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.The pending PCT application has not yet entered the national stage; its pending claims are directed to compounds, pharmaceutical compositions, and methods of use. Any patent that may issue, based upon this pending PCT application related to IMM-1-104, is expected to expire in January, 2041, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

With respect to IMM-6-415, as of March 3, 2022, we have one pending provisional U.S. application; this application would need to be converted to a non-provisional application by January 6, 2023.  Any patent that may issue, based upon this provisional U.S. application related to IMM-6-415, is expected to expire in January, 2043, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

With respect to our DCT, as of March 3, 2022, we have one issued U.S. patent and one pending U.S. patent application. The issued claims of this U.S. patent and the pending claims of this U.S. patent application are directed to methods (processes) and systems. Our issued U.S. patent related to our DCT and any patent that may issue from our pending patent application related to our DCT are expected to expire in February, 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

With respect to Fluency, as of March 3, 2022, we have one pending U.S. patent application. The pending claims of this U.S. patent application are directed to methods (processes) and systems. Any patent that may issue from our pending patent application related to Fluency is expected to expire in February, 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications that we have filed or may file in the future will result in issued patents, and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products, will provide us with any competitive advantage, and will not be challenged, invalidated, or circumvented.

In the United States, the patent term of a patent that claims an FDA-approved drug or biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time that the drug or biologic is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug or biologic may be extended. Similar provisions are available in the EU and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic. In the future, if any drug candidates that we may develop receive FDA approval, we expect to apply for patent term extensions where applicable on patents covering those drugs. We plan to seek patent term extensions to any of our future issued patents in any jurisdiction where these are available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether these extensions should be granted, and if granted, the length of these extensions.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Our ability to stop third parties from making, using or commercializing any of our patented inventions will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to our intellectual property, we cannot provide any assurance that any of our current or future patent applications will result in the issuance of patents in any particular jurisdiction, or that any of our current or future issued patents will effectively protect any of our products or technology from infringement or prevent others from commercializing infringing products or technology.

In addition to our reliance on patent protection for our inventions, products, and technologies, we also seek to protect our brand through the procurement of trademark rights. As of March 3, 2022, we have certain trademark registrations and pending applications for trademark registration, for the marks DISEASE CANCELLING and IMMUNEERING in the United States and/or certain foreign jurisdictions. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We have determined that certain technologies, including some of our software, are better protected as trade secrets. To mitigate the possibility of trade secret misappropriation, we enter into non-disclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they have developed while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls that are subject to periodic review. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

Among others, the FDA, U.S. Department of Health and Human Services Office of Inspector General, the Centers for Medicare and Medicaid Services and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the preclinical and clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, record keeping, approval, sales, commercialization, marketing, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union, or EU, are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
●	submission to the FDA of an IND which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;
●	submission to the FDA of a New Drug Application, or NDA, after completion of all pivotal trials;
●	payment of user fees associated with an NDA;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs;
●	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. Some preclinical testing may continue even after the IND is submitted. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting, under certain timelines, of ongoing clinical studies and clinical study results to public registries, specifically the clinicaltrials.gov website managed by the National Institutes of Health.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, dose tolerance and dosing schedule and to identify possible adverse side effects and safety risks.
●	Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the approved indication. In certain instances, such as with accelerated approval drugs, the FDA may mandate the performance of Phase 4 trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, the FDA has promulgated regulations governing the acceptance of foreign clinical trials not conducted under an IND, establishing that such studies will be accepted as support for an IND or application for marketing approval if the study was conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an on-site inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the studies must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an on-site inspection or other appropriate means, if the FDA deems such an inspection to be necessary.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points are generally prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor to obtain the FDA’s feedback on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product application also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all  NDAs  within the first  60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare  disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (i.e., greater safety, greater efficacy, or a major contribution to patient care) or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of products that meet certain criteria. Sponsors may request that FDA allow the use of one or more of these programs. For example, product candidates are eligible for fast track designation if they are intended to treat a serious or life- threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development, and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA for a product candidate is eligible for priority review if it has the potential to provide significant improvement in treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. The FDA may withdraw accelerated approval if, among other things, the confirmatory study fails to verify clinical benefit; the applicant fails to perform required confirmatory studies with due diligence; postmarketing use demonstrates that postmarketing restrictions are inadequate to assure safe use; the applicant fails to adhere to agreed-upon postmarketing restrictions; promotional materials are false or misleading; or, other evidence demonstrates that the product is not shown to be safe or effective under its conditions of use. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their  establishments  with  the  FDA  and  certain  state  agencies,  and  are  subject  to  periodic  unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The  FDA  may  withdraw  approval  if  compliance  with  regulatory  requirements  and  standards  is  not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, or untitled letters;
●	clinical holds on clinical studies;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDAm or an NDA submitted under Section 505(b)(2), or (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity  provides  for  an  additional  six  months  of  marketing  exclusivity  attached  to  another  period  of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Other Healthcare Laws

Pharmaceutical companies like us are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business.  Such regulation may constrain the financial arrangements and relationships through which we research, develop, and ultimately, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, such as the federal Anti-Kickback Statute and the federal Civil False Claims Act, as well as federal and state data privacy and security laws and regulations, and transparency laws and regulations addressing drug pricing and payments and other transfers of value made by pharmaceutical manufacturers to physicians and other healthcare providers, such as the federal Physician Payment Sunshine Act. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, and imprisonment.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain price reporting metrics to the government, such as Medicaid Average Manufacturer Price, or AMP, and Best Price, Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal Average Manufacturer Price reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries.  Compliance with such laws and regulations will require significant resources and may have a material adverse effect on our revenues.

Healthcare Reform

In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•	increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;

•	required collection of rebates for drugs paid by Medicaid managed care organizations;

•

expanded beneficiary eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expanded the types of entities eligible for the 340B Drug Pricing Program;
•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” and biologic agents apportioned among these entities according to their market share in certain federal government programs;

•

established the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•	created the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•	required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA.  On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional action is taken by Congress.  In addition, the American Taxpayer Relief Act of 2021, effective January 1, 2024, would eliminate the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program, or MDRP, which is currently capped at 100% of the AMP for a covered outpatient drug. In the future, there may be additional challenges and/or amendments to the ACA.

Moreover, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It also possible that governmental action will be taken in response to the COVID-19 pandemic.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services.

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of December 31, 2021 we had 64 full-time employees, 54 of whom are dedicated to research and development. 31 of our employees hold doctorate degrees (i.e., Ph.D. or M.D.). None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

We believe that much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and focus on extending our diversity and inclusion initiatives across our entire workforce.

Our Corporate Information

We were incorporated under the laws of the state of Delaware in February 2008. Our principal executive offices are located at 245 Main Street, Second Floor, Cambridge, MA 02142 and our telephone number is (617) 500-8080.

Our corporate website address is www.immuneering.com. The information contained in, or accessible through, our website is not incorporated by reference into this Annual Report and you should not consider information on our website to be a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Where you can find more information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically, such as ourselves, with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. In these circumstances, the market price of our Class A common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

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

We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $33.5 million and $17 million for the years ended December 31, 2021 and 2020 respectively. As of December 31, 2021, we had an accumulated deficit of approximately $59.3 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, IMM-1-104, is undergoing IND-enabling studies and we expect to submit an IND to the FDA in the third quarter of 2022. Subject to the FDA’s allowing us to proceed with clinical studies under an IND, we intend to enroll the first patient in a Phase 1 clinical trial of IMM-1-104 in the fourth quarter of 2022 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors, if our IND for IMM-1-104 is accepted. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

• advance the development of our lead product candidate, IMM-1-104, and our other product candidates, including IMM-6-415, through preclinical and clinical development, and, if approved by the FDA or other comparable foreign regulatory authorities, commercialization;

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

As of December 31, 2021, we had approximately $150.2 million in cash and cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

• the negative impact of the COVID-19 pandemic or future pandemics on our business;

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

As of December 31, 2021, we had approximately $56.5 million of federal and $51.3 million of state net operating loss carryforwards, or NOLs, available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.

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

We may not be able to submit INDs or IND amendments or comparable documents in foreign jurisdictions to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

While we plan to submit INDs or comparable documents for our potential product candidates, we may not be able to submit such INDs or comparable documents on the timeline we expect. For example, due to supply chain constraints and the impact of follow-on effects due to such constraints, we have had to move our planned submission of the IND for IMM-1-104 to the FDA from the first quarter of 2022 to the third quarter of 2022. We may also experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

For instance, due to supply chain constraints and the impact of follow-on effects due to such constraints, we have had to move our previously announced planned enrollment of the first patient in our first-in-human Phase 1 clinical trial of IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors in the fourth quarter of 2022 from the first half of 2022 as previously expected, assuming our IND for IMM-1-104 is accepted.  In addition, the ongoing pandemic related to COVID-19 and its variants and the measures taken by the governmental authorities could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede the ability of patients to enroll or continue in clinical trials, or impede testing, monitoring, data collection and analysis or other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we may publicly disclose interim, preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.

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

• changes in local regulations as part of a response to the pandemic related to COVID-19 and its variants which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

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

• risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and

• refusal of the FDA to accept data from clinical trials in affected geographies.

These and other disruptions in our operations and the global economy could negatively impact our business, results of operations and financial condition.   For example, due to supply chain constraints and the impact of follow-on effects due to such constraints, we had to move the timing of our recently announced plans to submit an IND for IMM-1-104 to the FDA, which are now expected to be in the third quarter of 2022, as well as the timing of our enrollment of the first patient in our first-in-human Phase 1 clinical trial of IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors in the fourth quarter of 2022, assuming our IND for IMM-1-104 is accepted.

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

The spread of COVID-19 and its variants and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the pandemic related to COVID-19 and its variants may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile as a result of the pandemic related to COVID-19 and its variants. As a result, we may face difficulties raising capital through sales of our Class A common stock or such sales may be on unfavorable terms. COVID-19 and its variants and actions taken to reduce their spread continue to rapidly evolve. The extent to which COVID-19 and its variants may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the pandemic related to COVID-19 and its variants adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to the timing and results of our clinical trials and our financing needs

We may fail to adequately meet the requirements under our computational biology service contracts to pharmaceutical and biotechnology companies, which may harm our reputation, possibly resulting in related losses.

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

Risks Related to Legal and Regulatory Compliance Matters

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, and government price reporting, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For instance, in the U.S., most healthcare providers, including research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended. We are not currently acting as a covered entity or business associate under HIPAA and thus are not subject to its requirements. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation, or the GDPR, governs certain collection and other processing activities involving personal data about individuals in the EEA. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed, includes requirements relating to the consent of individuals to whom the personal data relates, requires detailed notices for clinical trial participants and investigators and regulates transfers of personal data from the EEA to third countries that have not been found to provide adequate protection to such personal data, including the United States. In addition, the GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

We may choose to conduct international clinical trials in the future. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.  Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. If the FDA or any other comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, as a public company, future government shutdowns could impact our ability to further access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that  remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the pandemic related to COVID-19 and its variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic, unless additional congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

As of March 3, 2022, we owned one issued patent and pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide a wide range of opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 64 full-time employees, including 54 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

• identifying, recruiting, integrating, maintaining and motivating additional employees;

• managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory agencies’ review process of IMM-1-104, IMM-6-415, and any other product candidate we develop, while complying with any contractual obligations to contractors and other third parties we may have; and

• improving our operational, financial and management controls, reporting systems and procedures.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize IMM-1-104, IMM-6-415 and any other current or future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Risks Related to Ownership of Our Class A Common Stock

We may be unable to maintain an active, liquid and orderly trading market for our Class A common stock and, as a result, it may be difficult for you to sell your shares of our Class A common stock.

The market value of our Class A common stock may decrease from time to time, and you may not be able to resell your shares of our Class A common stock at or above the price you purchased them. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of Class A common stock as consideration.

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

Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

• the ongoing and future impact of the pandemic related to COVID-19 and its variants, or any future pandemics, and actions taken to slow their spread; and

• general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the Russian Federation’s invasion of Ukraine in February 2022, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.4% of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.

Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Class A and/or Class B common stock, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Class A common stock that were sold in the initial public offering of our Class A common stock are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of our Class A common stock that are outstanding are either unrestricted or restricted as a result of securities laws. In addition, there are shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plans and may become eligible for future sale subject to vesting, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

As of December 31, 2021, the holders of approximately 11,939,281 shares, or approximately 45.4% of our outstanding shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market upon issuance, subject to the lock-up agreements described above.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause or causes of action against any defendant arising under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any part of this Annual Report on Form 10-K. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws preclude stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to health-related or other personal information (violating certain privacy laws such), it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

• being permitted to provide only two years of audited financial statements, in addition to any required unaudited  financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

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

By disclosing information in this Annual Report on Form 10-K and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our principal office is located at 245 Main Street, Second Floor Cambridge, Massachusetts 02142, where we lease approximately 586 square feet of office space under a service agreement that can be terminated by either party upon 30 days written notice.

We also lease the following properties in San Diego, California: (i) approximately 3,657 square feet of office space; under a lease that terminates on October 1, 2023 and is currently being subleased to a third-party through the remainder of the term of the lease; (ii) approximately 38,613 square feet of office and laboratory space under a lease that terminates on April 30, 2032; (iii) approximately 6,100 square feet of office and laboratory space under a lease that terminates on December 31, 2022 and currently being subleased to a third-party through the remainder of the term of the lease; and (iv) 4,760 square feet of office and laboratory space under a lease that terminates on March 31, 2024.

Additionally, we lease approximately 190 square feet of office space in New York, New York under a service agreement that currently runs through March 31, 2022 and automatically renews unless we provide 30 days advance notice to terminate; and approximately 66 square feet of office space in San Francisco, California under an agreement that can be terminated by either party upon 60 days’ notice

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings

Item 4. Mine Safety Disclosures

Not applicable

PART II — OTHER INFORMATION

Item 5.  Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades under the symbol “IMRX” on the Nasdaq Global Market.

Holders of Our Common Stock

As of March 3, 2022, there were approximately 83 registered holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees”. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Part III of this Form 10-K.

Unregistered Sales of Equity Securities

In December 2021, we acquired BioArkive, Inc. (“BioArkive”) and in exchange issued to BioArkive and its shareholders 379,635 shares of Immuneering’s Class A common stock, which was calculated using a value of $8.75 million divided by the average of the daily volume weighted average prices of the Class A common stock on the Nasdaq Stock Exchange for the 30-trading day period ending on and including the trading day immediately prior to the closing. These shares were offered and sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarterly period ended December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 6. [Reserved]

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item IA. ‘‘Risk Factors’’ of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We aim to improve patient outcomes by advancing a unique pipeline of oncology and neuroscience product candidates developed using our translational bioinformatics platform. We have more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, our disease-agnostic discovery platform enables us to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry. Our lead product candidate IMM-1-104 is designed to be a highly selective dual-MEK inhibitor that further disrupts KSR to modulate the signaling dynamics of the MAPK pathway.  Specifically, it is designed to drive deep cyclic inhibition that deprives tumor cells of the sustained proliferative signaling required for rapid growth, while providing a cadenced, moderate level of signaling sufficient to spare healthy cells.  IMM-1-104 is being developed to treat advanced solid tumors in patients harboring RAS mutations, and is translationally guided by our proprietary, human-aligned 3D tumor modeling platform combined with patient-aligned bioinformatics. In addition to IMM-1-104, we have six other oncology programs in the discovery stage that are designed to target components of the MAPK or mTOR pathway, as well as two discovery stage neuroscience programs.

We plan to submit an Investigational New Drug application, or IND, for IMM-1-104 to the U.S. Food and Drug Administration, or the FDA, in the third quarter of 2022. In addition, we plan to submit an IND for IMM-6-415 to the FDA in 2023.  We anticipate filing at least one additional IND for our other oncology programs in 2024.

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

On December 22, 2021, the Company completed the acquisition of all outstanding shares of capital stock of BioArkive, Inc., a California corporation (“BioArkive”) for a market value of $8.75 million.

BioArkive is a San Diego based contract research organization that has previously provided preclinical research services and biosample storage to the Company and other biotechnology companies. BioArkive is in the process of being fully integrated into the Company to exclusively support the Company's internal preclinical research activities for its oncology pipeline. In connection with the acquisition, the Company has assumed the obligations under BioArkive’s three lease agreements.

The purchase price was paid by Immuneering through the issuance of an aggregate of 379,635 shares of Immuneering’s Class A common stock. The number of shares of common stock issued was calculated using a value based on the average of the daily volume weighted average prices of the common stock on the Nasdaq Stock Exchange for the 30-trading day period ending on and including the trading day immediately prior to the closing date. The sellers of BioArkive are restricted from selling these shares for a 6 month period from the date of the acquisition. As such, we estimated that there was an approximate 10% discount for the lack of marketability of the shares. The fair value of the purchase price in the acquisition has been preliminarily estimated to be $7.88 million.

Our operations have been financed primarily by service revenues and aggregate net proceeds of approximately $81.4 million from the issuance of convertible notes payable, convertible preferred stock (Series A and B) including gross proceeds of approximately $24.8 million from the issuance of shares in the second tranche of Series B Preferred in April and May 2021, common stock, exercise of stock options. On August 3, 2021, we completed our IPO pursuant to which we issued and sold 8,625,000 shares of Class A common stock, inclusive of 1,125,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $120.3 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.1 million.

Since inception, we have had significant annual operating losses. Our net loss was approximately $33.5 million, for the year ended December 31, 2021 and $17.0 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of approximately $59.3 million and approximately $150.2 million in cash and cash equivalents and marketable securities.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our internally developed product candidates as well as add operational, financial and management informational systems and personnel to support our product development. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

We expect revenue to continue to decrease as we have deprioritized new services work in order to focus on developing our wholly owned pipeline. We expect that, by the end of 2022, revenue associated with this computational biology professional services business will be eliminated.

We are in the process of discontinuing biosample storage, which was acquired through the BioArkive transaction, to external parties and expect it to complete in the second half of 2022. The revenue earned associated with this is immaterial to the financial statements and is expected to continue decrease until these external services are discontinued.

Cost of Revenue

Our cost of revenue expenses consists primarily of costs related to providing professional services to our customers. These costs include salaries, bonuses, benefits, and stock-based compensation expense, depreciation, facilities, and other outside services.

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

Our direct costs include:

●	expenses incurred under agreements with CROs and other vendors that conduct our preclinical activities on our behalf; including laboratory expenses related to the execution of preclinical studies on our behalf;
●	expenses associated with the manufacturing of our product candidates and preclinical material, including fees paid to contract manufacturers; and
●	consulting fees and expenses related to preparation of initiation of clinical trials

Our indirect costs include:

●	personnel-related expenses, consisting of employee salaries, bonuses, benefits and stock-based compensation expense and recruiting costs for personnel engaged in research and development activities; and
●	facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, maintenance of facilities, insurance, and other supplies.

We expense research and development costs as incurred. Our direct research and development expenses are not currently tracked on a program-by-program basis, but we anticipate tracking costs on a program-by-program basis at the time IMM-1-104 enters clinical trials, which we expect to occur in the fourth quarter of 2022, assuming our IND application is accepted. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates.

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

We expect that our research and development expenses will substantially increase for the foreseeable future as we continue to implement our business strategy, which includes advancing our product candidates through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. As of the date of this Annual Report on Form 10-K, we cannot reasonably determine or accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, stock-based compensation, and recruiting costs for personnel in executive, finance, and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services, insurance costs, travel expenses and facility related expenses not otherwise included in research and development expenses.

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

Income tax benefit

Income tax benefit is due to a release of a valuation reserve during 2021 as a result of the business combination.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Revenue	$2,080	$2,311	$(231)	(10.0)%
Cost of revenue	1,153	1,280	(127)	(9.9)%
Gross profit	927	1,031	(104)	(10.1)%
Operating expenses
Research and development	26,541	15,004	11,537	76.9%
General and administrative	8,272	3,110	5,162	166.0%
Total operating expenses	34,813	18,114	16,699	92.2%
Loss from operations	(33,886)	(17,083)	(16,803)	98.4%

Other income (expense)
Interest income	170	43	127	295.3%
Other expense	(127)	—	(127)	N/M %
Loss before income taxes	(33,843)	(17,040)	(16,803)	98.6
Income tax benefit	307	—	307	N/M %
Net loss	$(33,536)	$(17,040)

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Revenue	$2,080	$2,311	$(231)	(10.0)%

Revenue decreased by approximately $0.2 million, or 10% to approximately $2.1 million for the year ended December 31, 2021 compared to approximately $2.3 million for the year ended December 31, 2020. The decrease in revenue was due to approximately $0.3 million related to customer agreements that were completed in 2020, offset by a $0.1 million increase in new customers in the year ended December 31, 2021.

Cost of Revenue

The following table summarizes the components of cost of revenue expenses for the periods indicated:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$934	$1,087	$(153)	(14.1)%
Stock-based compensation expense	103	108	(5)	(4.6)%
Outside contract research services	—	6	(6)	(100.0)%
Facilities and other allocated expenses	108	74	34	45.9%
Depreciation	8	5	3	60.0%
Total cost of revenue	$1,153	$1,280	$(127)	(9.9)%

Cost of revenue decreased by approximately $0.1 million, or 9.9%, to approximately $1.2 million for the year ended December 31, 2021 compared to approximately $1.3 million for the year ended December 31, 2020. The decrease was primarily due to decreased employee-related costs of approximately $0.2 million offset by an increase in facilities and other allocated expenses.

Research and Development

The following table summarizes the components of our research and development expenses for the periods indicated:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$8,001	$5,505	$2,496	45.3%
Stock-based compensation expense	769	503	266	52.9%
Outside contract research services	17,307	8,646	8,661	100.2%
Facilities and other allocated expenses	434	330	104	31.5%
Depreciation	30	20	10	50.0%
Total research and development	$26,541	$15,004	$11,537	76.9%

Research and development expenses increased by approximately $11.5 million, or 76.9%, to approximately $26.5 million for the year ended December 31, 2021 compared to approximately $15.0 million for the year ended December 31, 2020. The increase of approximately $11.5 million was primarily due to approximately $8.7 million of outside contract research services for our preclinical candidates resulting from an increased number of discovery programs and increased spending on later stage preclinical efforts. The increase also includes approximately $2.5 million of additional employee-related costs, primarily due to an increase in headcount, approximately $0.3 million increase for stock-based compensation expense and $0.1 million increase for facilities and other allocated expenses.

General and Administrative

The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Employee related costs	$4,506	$1,426	$3,080	216.0%
Stock-based compensation expense	931	476	455	95.6%
Professional fees	1,803	836	967	115.7%
Public relations	262	289	(27)	(9.3)%
Outside consultants	75	18	57	316.7%
Facilities and other allocated expenses	125	38	87	228.9%
Other	570	27	543	2,011.1%
Total general and administrative	$8,272	$3,110	$5,162	166.0%

General and administrative expenses increased by approximately $5.2 million, or 166.0%, to approximately $8.3 million for the year ended December 31, 2021 compared to approximately $3.1 million for the year ended December 31, 2020. The increase of approximately $5.2 million was primarily due to increased employee-related costs of approximately $3.1 million as a result of increased headcount, increased professional fees incurred for accounting, auditing, legal, public relations and tax services of approximately $1.0 million, increased facilities expenses of approximately $0.1 million, approximately $0.5 million increase in stock-based compensation expense and $0.5 million increase in other, which is primarily related to franchise tax expense.

Other Income (expense)

Interest income increased by approximately $0.1 million due to the interest earned on our cash and cash equivalents and marketable securities balances due to the higher balances as a result of the IPO proceeds.

Other expense increased by $0.1 million as a result of the amortization of premiums related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations through service revenues, the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of December 31, 2021, we had an accumulated deficit of $59.3 million and $150.2 million in cash and cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase.  Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and aggregate net proceeds of approximately $81.4 million from the issuance of convertible notes payable, convertible preferred stock including gross proceeds of approximately $24.8 million from the issuance of shares in the second tranche of Series B Preferred in April and May 2021, common stock, the exercise of stock options. In August 2021, we completed our IPO pursuant to which we issued and sold 8,625,000 shares of Class A common stock, inclusive of 1,150,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately

$120.3 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.1 million.

As of December 31, 2021, we have contractual obligations related to various leases of $0.7 million for 2022, $0.9 million for 2023, $0.9 million for 2024, $0.9 million for 2025, $0.8 million for 2026 and $4.5 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(30,851)	$(14,621)
Investing activities	(75,616)	(53)
Financing activities	144,265	37,982
Net increase in cash and cash equivalents	$37,798	$23,308

Net Cash Used in Operating Activities

During the year ended December 31, 2021, operating activities used approximately $30.9 million of cash, primarily resulting from our net loss of approximately $33.5 million, deferred tax benefit of $0.3 million, and cash provided by changes in our operating assets and liabilities of approximately $0.9 million, partially offset by stock-based compensation expense of approximately $1.8 million, net amortization of premium (accretion of discount) on marketable securities of $0.1 million, and $0.2 million right of use amortization and depreciation.

During the year ended December 31, 2020, operating activities used approximately $14.6 million of cash, primarily resulting from our net loss of approximately $17.0 million, partially offset by stock-based compensation expense of approximately $1.1 million and cash provided by changes in our operating assets and liabilities of approximately $1.3 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2021 and 2020, investing activities used approximately $75.6 million, and approximately $0.1 million respectively. For the year 2021, cash used from investing was primarily related to purchases of marketable securities of approximately $75.6 million, approximately $0.1 million for the purchases of property and equipment, and cash acquired in business combination of approximately $0.1 million.  For 2020 cash used in investing was a result of purchases of property and equipment of approximately $0.1 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was approximately $144.3 million, consisting primarily of approximately $24.8 million in net proceeds received from the issuance of Series B preferred stock, approximately $118.2 million from the net proceeds from our initial public offering, approximately $0.9 million in net proceeds from the exercise of warrants and approximately $0.4 million from the exercise of stock options.

During the year ended December 31, 2020, net cash provided by financing activities was approximately $38.0 million, consisting primarily of approximately $37.0 million in net proceeds received from the issuance of Series B preferred stock and approximately $1.0 million in net proceeds from the issuance of Series A preferred stock.

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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Costs

We incur substantial expenses associated with manufacturing and clinical trials. Accounting for clinical trials relating to activities performed by contract research organizations, or CROs, and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CROs and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. Because payments of research and development activities do not always line up with the provision of such services, the balance sheet may reflect either an accrued or prepaid position. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Our expenses related to clinical trials will be based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that may be used to conduct and manage clinical trials on our behalf. We will accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we will modify our estimates of accrued expenses accordingly on a prospective basis.

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options or the difference between the purchase price per share of the award, if any, and the fair value of our common stock for restricted common stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the award for employees and directors and the period during which services are performed for non-employees. We use the straight-line method to record the expense of awards with service-based vesting conditions.

The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield.

Off-balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board, and less extensive disclosure about our executive compensation arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Immuneering Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immuneering Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immuneering Corporation and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Boston, Massachusetts

March 10, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNEERING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$74,888,145	$37,090,151
Marketable securities, current	74,311,203	—
Accounts receivable	246,040	500,110
Prepaids and other current assets	2,888,608	140,958
Total current assets	152,333,996	37,731,219

Marketable securities, non-current	996,560	—
Property and equipment, net	807,223	64,363
Goodwill	6,701,726	—
Intangible asset	439,000	—
Right-of-use assets, net	5,324,198	613,103
Other assets	102,129	14,333
Total assets	$166,704,832	$38,423,018

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,394,340	$1,480,537
Accrued expenses	3,965,447	698,992
Lease liabilities, current	274,039	76,322
Total current liabilities	5,633,826	2,255,851

Long-term liabilities:
Lease liabilities, non-current	5,090,897	544,767
Total liabilities	10,724,723	2,800,618
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series B preferred stock, $0.001 par value, 0 and 6,032,183 shares authorized at December 31, 2021 and December 31, 2020, 0 and 3,619,292 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	36,983,910
Series A preferred stock, $0.001 par value, 0 and 2,495,933 shares authorized at December 31, 2021 and December 31, 2020, 0 and 2,495,933 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	21,119,940
Total convertible preferred stock	—	58,103,850
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized at December 31, 2021 and December 31, 2020, respectively; No shares issued or outstanding	—	—
Class A common stock, $0.001 par value, 200,000,000 and 22,026,200 shares authorized at December 31, 2021 and December 31, 2020 respectively; 26,320,199 and 4,950,129 shares issued and outstanding at December 31, 2021 and December 31, 2020	26,320	4,950
Class B common stock, $0.001 par value, 20,000,000 and 6,032,183 shares authorized at December 31, 2021 and December 31, 2020 respectively; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	215,276,186	3,251,240
Accumulated other comprehensive loss	(49,009)	—
Accumulated deficit	(59,273,388)	(25,737,640)
Total stockholders' equity (deficit)	155,980,109	(22,481,450)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$166,704,832	$38,423,018

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020

Revenue	$2,079,961	$2,311,535
Cost of revenue	1,153,073	1,280,325

Gross profit	926,888	1,031,210

Operating expenses
Research and development	26,540,959	15,003,786
General and administrative	8,271,998	3,109,978
Total operating expenses	34,812,957	18,113,764
Loss from operations	(33,886,069)	(17,082,554)

Other income (expense)
Interest income	169,899	42,656
Other expense	(127,063)	—
Loss before income taxes	(33,843,233)	(17,039,898)
Income tax benefit	307,485	—
Net loss	$(33,535,748)	$(17,039,898)

Net loss per share attributable to common stockholders, basic and diluted	(2.46)	(3.44)
Weighted-average common shares outstanding, basic and diluted	13,612,677	4,950,129

Other comprehensive loss:
Unrealized losses from marketable securities	(49,009)	—
Comprehensive Loss	$(33,584,757)	$(17,039,898)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2019	—	$—	1,966,043	$16,611,832	$16,611,832	4,950,129	$4,950	—	$—	$2,164,471	$—	$(8,697,742)	$(6,528,321)

Issuance of Series A convertible preferred stock, net of issuance costs	—	—	529,890	4,508,108	4,508,108	—	—	—	—	—	—	—	—

Issuance of Series B convertible preferred stock, net of issuance costs	3,619,292	36,983,910	—	—	36,983,910	—	—	—	—	—	—	—	—

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,086,769	—	—	1,086,769

Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,039,898)	(17,039,898)

Balance at December 31, 2020	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,251,240	$—	$(25,737,640)	$(22,481,450)

Issuance of Series B convertible preferred stock, net of issuance costs	2,412,853	24,788,851	—	—	24,788,851	—	—	—	—	—	—	—	—

Issuance of common stock upon exercise of stock options	—	—	—	—	—	117,846	118	—	—	354,316	—	—	354,434

Issuance of common stock upon exercise of warrants	—	—	—	—	—	308,308	308	—	—	926,817	—	—	927,125

Conversion of Preferred Stock into common stock	(6,032,145)	(61,772,761)	(2,495,933)	(21,119,940)	(82,892,701)	11,939,281	11,939	—	—	82,880,762	—	—	82,892,701

Issuance of common stock upon initial public offering, net of issuance costs ($2,124,317)	—	—	—	—	—	8,625,000	8,625	—	—	118,185,808	—	—	118,194,433

Issuance of common stock for acquisition	—	—	—	—	—	379,635	380	—	—	7,874,620	—	—	7,875,000

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,802,623	—	—	1,802,623

Net loss	—	—	—	—	—	—	—	—	—	—	—	(33,535,748)	(33,535,748)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(49,009)	—	(49,009)

Balance at December 31, 2021	—	$—	—	$—	$—	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021 and 2020

	2021	2020

Cash flows from operating activities:
Net loss	$(33,535,748)	$(17,039,898)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	45,467	24,328
Right-of-use asset amortization	113,605	54,977
Stock based compensation expense	1,802,623	1,086,769
Net amortization of premium (accretion of discount) on marketable securities	130,240	—
Deferred tax benefit	(307,485)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	279,713	(290,170)
Prepaid expenses and other current assets	(2,408,986)	(69,740)
Other assets	—	(14,333)
Increase (decrease) in:
Accounts payable	(130,398)	1,185,589
Accrued expenses	3,240,940	488,644
Lease liability	(80,853)	(46,991)
Net cash used in operating activities	(30,850,882)	(14,620,825)
Cash flows from investing activities:
Purchases of property and equipment	(60,786)	(53,415)
Purchases of marketable securities	(75,625,529)	—
Cash acquired in business combination	70,348	—
Net cash used in investing activities	(75,615,967)	(53,415)
Cash flows from financing activities:
Proceeds from the issuance of Series A preferred stock, net of issuance costs	—	998,306
Proceeds from the issuance of Series B preferred stock, net of issuance costs	24,788,851	36,983,910
Proceeds from initial public offering of common stock, net of commissions and underwriting	120,318,750	—
Payment of initial public offering costs	(2,124,317)	—
Proceeds from exercise of stock options	354,434	—
Proceeds from exercise of warrants	927,125	—
Net cash provided by financing activities	144,264,843	37,982,216
Net increase in cash and cash equivalents	37,797,994	23,307,976
Cash and cash equivalents at beginning of period	37,090,151	13,782,175
Cash and cash equivalents at end of period	$74,888,145	$37,090,151
Supplemental disclosures of noncash investing and financing information:
Conversion of convertible Series A and B preferred stock into common stock	$82,892,701	$—
Business combination non cash	7,804,652	—
Class A common stock issued for business combination	7,875,000	—
Reclassification of liability for Series A preferred stock	—	3,509,802

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Immuneering Corporation, a Delaware corporation, (“Immuneering” or the “Company”) was incorporated in 2008. The Company aims to improve patient outcomes by advancing a unique pipeline of oncology and neuroscience product candidates developed using the Company’s translational bioinformatics platform. The Company has more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, the Company’s disease-agnostic discovery platform enables the Company to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry.

On October 30, 2019, Immuneering formed a wholly owned subsidiary, Immuneering Securities Corporation (“ISC”), a Massachusetts securities corporation, for the sole purpose of buying, selling and holding securities on the Company’s behalf.

On December 22, 2021, the Company acquired all outstanding shares of capital stock of BioArkive, Inc. (“BioArkive”), a California corporation, which as a result became a wholly owned subsidiary.

Immuneering, ISC and BioArkive are collectively referred to as “the Company” throughout these  consolidated financial statements.

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

To date, the Company has funded its operations through service revenues, and with proceeds from the sale of its capital stock and convertible notes and, most recently, with proceeds from the IPO. The Company has incurred recurring losses over the past several years and as of December 31, 2021, the Company had an accumulated deficit of $59,273,388. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and estimates that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements. The full extent to which coronavirus (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat COVID-19 and its variants, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the pandemic related to COVID-19 and its variants and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgements or revise the carrying values of its assets or liabilities.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the consolidated financial statements are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codifications (“ASC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these  consolidated financial statements included but are not limited to, the research and development expenses, determination of fair value of stock-based awards, the valuation of common stock prior to the IPO, business combination, and the right-to-use assets and operating lease liability. Actual results may differ materially and adversely from these estimates.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s chief executive officer is the CODM, and he uses consolidated financial information in determining how to allocate resources and assess performance. The Company has determined that it operates in one segment.

Business Combination

Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired Company are expensed as incurred. The operating results of the acquired business are reflected in the consolidated financial statements after the date of acquisition.

If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. Refer to Note 6, Business Combination for more information.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash is maintained at Federal Deposit Insurance Company (“FDIC”) insured financial institutions. At times, the Company has maintained cash in excess of FDIC limits, however it has not experienced any losses with respect to its cash balances. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

Marketable Securities

Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains/(losses) are included as a component of accumulated other comprehensive loss in the  consolidated balance sheets and statements of convertible preferred stock and stockholders’ equity (deficit) and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the year ended December 31, 2021.  Realized gains and losses are included in other expense on a specific-identification basis. There were no realized gains or losses on marketable securities for the year ended December 31, 2021.

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

Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2021. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 4  Fair Value Measurements.

There have been no changes to the valuation methods during the year ended December 31, 2021. We evaluate transfers between levels at the end of each reporting period.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of those financial instruments.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified. At December 31, 2021 and 2020 there was no allowance for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable and revenue. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and the need for an allowance for potential credit losses. The Company has not experienced any losses in such accounts.

The following customers comprised 10% or more of the Company’s total accounts receivable or revenues as of or for the period ended December 31, 2021 (customers with an asterisk are less than 10%):

	Year Ended December 31, 2021		As of December 31, 2021
	Revenue	% of Total	Accounts Receivable	% of Total
Customer #1	$745,030	35.8%	$235,500	95.7%	%
Customer #2	380,000	18.3	*	*
Customer #5	353,050	17.0	*	*

	Year Ended December 31, 2020		As of December 31, 2020
	Revenue	% of Total	Accounts Receivable	% of Total
Customer #1	$676,710	29.3%	$214,345	42.9%
Customer #2	570,000	24.7	71,250	14.2
Customer #3	306,900	13.3	*	*
Customer #4	250,880	10.9	63,000	12.6
Customer #5	*	*	91,975	18.4

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major replacements and improvements are capitalized, while expenditures for general repairs and maintenance are expensed as incurred. Upon retirements or disposition of property and equipment, the related cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is recorded in the consolidated statement of operations. Depreciation is calculated using the straight-line method once assets are placed in service.

Estimated
Asset Class	Useful Lives
Computer equipment	3 years
Furniture and fixtures	5 years
Lab equipment	7 years
Leasehold improvements	1-10 years

Impairment of Long-lived Assets

Periodically, the Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have occurred.

Leases

In February 2016 the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), a standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires the recognition of right-of-use assets and lease liabilities for most leases as well as provides disclosure with respect to certain qualitative and quantitative information related to a company’s leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted the leasing standard using the modified retrospective transition approach as of January 1, 2020, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and initial direct costs for existing leases. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheets, and to recognize those lease payments on a straight-line basis in its consolidated statements of operations over the lease term. The adoption of the leasing standard did not have an impact on the consolidated statement of operations.

The Company determines if an arrangement is a lease at contract inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based upon the present value of future lease payments over the expected lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate, which is based on rates that would be incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment, in determining the present value of lease payments.

The Company has elected not to separate lease and non-lease components as a single lease component. The Company’s lease are reflected in right-of-use assets and lease liabilities (current and non-current) in the consolidated balance sheets.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods and services. The core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following five-step model:

• Identify the contract with a customer

• Identify the performance obligations in the contract

• Determine the transaction price

• Allocate the transaction price to the performance obligations in the contract

• Recognize revenue when or as performance obligations are satisfied

The Company’s contracts generally consist of the promise to provide computational biology professional services to pharmaceutical and biotechnology companies, which the Company has concluded constitutes one performance obligation that is delivered over time. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the services to the customer. The Company’s contracts provide for either agreed upon rates per hour based on the level of the professional working on the project or a fixed fee for a defined scope of work. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress, which depicts the performance in transferring control of the associated services to the customer. The Company uses input methods to measure the progress toward the complete satisfaction of performance obligations and evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

The Company’s contract terms do not allow for a right of return or refund and do not contain significant financing components. Receivables associated with the contract will generally be collected within thirty to sixty days, in accordance with the underlying payment terms.

Income Taxes

The Company provides for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves (i.e., unrecognized tax benefits) that are considered appropriate as well as the related net interest. As of December 31, 2021 and 2020, the Company had uncertain tax positions of $380,902 and $174,950.   The Company has classified the unrecognized tax benefits as reductions of its tax credit carryforwards.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. The Company also incurs costs to develop software programs for internal use in identifying potential human drug targets which may then lead to the development of human drug candidates. To date the software programs have primarily been used for internal research and development activities and the costs incurred have been expensed as research and development.

Research and Manufacturing Contract Costs and Accruals

The Company has entered into various research, development and manufacturing contracts with research institutions and other companies in the United States. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the preferred stock or in stockholder’s equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. There were no deferred offering costs as of December 31,2021 or December 31, 2020.

Net Income (Loss) per Share

Prior to the closing of the IPO, the Company followed the two-class method when computing net income (loss) per share, as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2021 and 2020.

Stock-based Compensation

The Company issues stock-based awards to employees and nonemployees in the form of stock options. The Company accounts for stock-based awards in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires all stock-based payments to employees and nonemployees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statement of operations based on their fair values.

The fair value of options is estimated on the grant date using the Black-Scholes option-pricing model (“Black-Scholes”). Black-Scholes requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term of its stock option, the volatility of the Company’s common stock, and an assumed risk-free interest rate. The Company uses the simplified calculation of expected life and volatility is based on an average of the historical volatility of a group of publicly traded companies in a similar industry that the Company believes would be considered a peer group had it been a publicly held company for the duration of the expected life of the award. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Forfeitures are recognized as they occur. No dividend yield was assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgement.

In accordance with ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, compensation expense for stock-based awards granted to nonemployees is recognized over the period during which services are rendered by such nonemployees. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. There was no adjustment to the financial statements upon adoption of this standard as of January 1, 2020.

As there had been no public market for the Company’s common stock prior to the IPO, the estimated fair value of its common stock has been determined by its board of directors as of the date of each option grant, with input from management, considering the Company’s most recently available third-party valuations of common stock and its board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if the Company had used different assumptions or estimates, the fair value of its common stock and its stock-based compensation expense could be materially different.

Goodwill

Goodwill represents the excess of the fair value of the acquiree over the recognized bases of the net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Goodwill is not amortized, but instead is periodically reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill exceeds its fair value.

On a quarterly basis, the Company performs a review of its business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, the Company would perform an impairment test of goodwill as of the end of the quarter and record any noted impairment loss.

The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments in 2021.

Intangible Assets

Intangible assets are recognized at fair value, as an asset apart from goodwill if the asset (i) arises from contractual or other legal rights, or (ii) is separable. Intangible assets, principally representing technology acquired, are capitalized and amortized on the straight-line method over their expected useful lives.

The Company reviews the recoverability of its long-lived assets (including amortizable intangible assets), other than goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments are effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted. The adoption of this standard did not have a material impact to the financial statements.

In January 2017, the FASB issued ASU No. ASU 2017-04,  Intangibles—Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This update is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption of the standard is permitted. The Company is currently evaluating the new guidance and assessing the potential impact on its consolidated financial statements.

Note 3 – Marketable Securities

Marketable securities as of December 31, 2021 consisted of the following:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$42,147,385	$-	$(28,575)	$42,118,810
Government securities	19,218,057	-	(13,689)	19,204,368
Commercial Paper	12,992,165	57	(4,197)	12,988,025
Total Current	74,357,607	57	(46,461)	74,311,203

Non-current:
U.S. Treasuries	999,186	-	(2,626)	996,560
Government securities	-	-	-	-
Total Non-current	999,186	-	(2,626)	996,560
Total marketable securities	$75,356,793	$57	$(49,087)	$75,307,763

There were no marketable securities as of December 31, 2020.

There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the year ended December 31, 2021. Realized gains and losses are included in other expense on a specific-identification basis. There were no realized gains or losses on marketable securities for the year ended December 31, 2021.

Note 4 – Fair Value Measurements

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$33,961,344	$-	$-	$33,961,344
Commercial paper	-	2,000,000	-	2,000,000
Total cash equivalents	33,961,344	2,000,000	-	35,961,344

Marketable securities:
U.S. Treasuries	$43,115,370	$-	$-	$43,115,370
Government securities	-	19,204,368	-	19,204,368
Commercial paper	-	12,988,025	-	12,988,025
Total marketable securities	43,115,370	32,192,393	-	75,307,763
Total cash equivalents and marketable securities	$77,076,714	$34,192,393	$-	$111,269,107

There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2021. There were no marketable securities as of December 31, 2020.

Note 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020

Computer equipment	$281,666	$174,317
Furniture and fixtures	84,477	18,798
Lab equipment	463,182	-
Leasehold improvements	152,117	-
Total	981,442	193,115
Accumulated depreciation	(174,219)	(128,752)
Property and equipment, net	$807,223	$64,363

Depreciation expense totaled $45,467 and $24,328 for the year ended December 31, 2021 and 2020, respectively.

Note 6 – Business Combination

BioArkive Acquisition

On December 22, 2021, the Company completed the acquisition of all outstanding shares of capital stock of BioArkive, Inc., a California corporation (“BioArkive”), for a market value of $8.75 million.

BioArkive is a San Diego based contract research organization that has previously provided preclinical research services and biosample storage to the Company and other biotechnology companies. BioArkive is in the process of being fully integrated into the Company to exclusively support the Company's internal preclinical research activities for its oncology pipeline.

In connection with the acquisition, the Company has assumed the obligations under BioArkive’s three lease agreements.

The purchase price was paid by Immuneering through the issuance of an aggregate of 379,635 shares of Immuneering’s Class A common stock. The number of shares of common stock issued was calculated using a value based on the average of the daily volume weighted average prices of the common stock on the Nasdaq Stock Exchange for the 30-trading day period ending on and including the trading day immediately prior to the closing date. The sellers of BioArkive are restricted from selling these shares for a 6 month period from the date of the acquisition. As such, we estimated that there was an approximate 10% discount for the lack of marketability of the shares. The fair value of the purchase price in the acquisition has been preliminarily estimated to be $7,875,000.

Prior to the acquistion, Brett Hall, Chief Scientific Officer of Immuneering and the Founder and Chairman of the board of directors of BioArkive, held the majority of the outstanding shares of BioArkive capital stock.  BioArkive provided contract services to the Company. Research and development expenses in the consolidated statement of operations include the cost of services provided by BioArkive to the Company which amounted to $4,548,780 in 2021 through date of the acquisition and $2,744,051 in 2020. As of December 31, 2020, $279,153 was owed to BioArkive and is included in accounts payable or accrued contract research expenses in the consolidated balance sheets.

Assets Acquired and Liabilities Assumed at Fair Value

The BioArkive Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date. As of December 31, 2021, certain amounts relating to working capital have not been finalized. The finalization of these matters could result in changes to goodwill.

Intangible Assets

The estimated fair value of the intangible assets was determined using the relief from royalty approach.

Goodwill

Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected cost savings of the combined company and assembled workforce. One of the key factors that contributes to the recognition of goodwill, and a driver for the Company's acquisition of BioArkive, is the planned investment in the internal preclinical research activities for our oncology pipeline. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.

Pro forma results are not presented for this acquisition as they are not material to the consolidated results of the Company’s operations.

	Preliminary Valuation	Weighted Average Life
Cash	$70,348
Other currents assets	225,790
Other long term assets	87,796
Property, plant and equipment, net	727,539
Right of use assets	4,824,700
Intangible asset
Technology	439,000	15 years
Goodwill	6,701,726

Total assets acquired	13,076,899

Accounts payable, accrued expenses and other liabilities	69,714
Deferred tax liabilities	307,485
Lease liabilities	4,824,700
Net assets acquired	$7,875,000

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020

Accrued professional services	$250,977	$269,302
Accrued employee expenses	2,917,282	163,668
Accrued contract research expenses	585,416	266,022
Accrued other	211,772	—
Total	$3,965,447	$698,992

Note 8 – Convertible Preferred Stock

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

The rights and preferences of the Series A Preferred Stock and Series B Preferred Stock (“Preferred Stock”) were as described below:

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

Dividends

Preferred Stockholders are entitled to receive per annum dividends of 7% of the original issue price share, payable only when, as and if declared by the Board of Directors. The right to receive these dividends is not cumulative, and therefore, if not declared in any year, the right to receive such dividends shall terminate and not carry forward into the next year. As of December 31, 2021 and December 31, 2020, no dividends had been declared.

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

Note 9 - Common Stock

The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of December 31, 2021 and 22,026,200 authorized shares of Class A common stock, $0.001 par value per share as of December 31, 2020, respectively, of which 26,320,199 and 4,950,129 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.

As of December 31, 2021 and December 31, 2020, the following number of shares of Class A common stock have been reserved:

	December 31,	December 31,
	2021	2020

Conversion of Series A Preferred	—	3,494,306
Conversion of Series B Preferred	—	5,066,995
Exercise of common stock warrants	—	308,308
Exercise of common stock options	2,859,544	1,801,263
	2,859,544	10,670,872

The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of December 31, 2021 and 6,032,183 authorized shares of Class B common stock, $0.001 par value per share as of December 31, 2020, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.

Common Stock Warrants

During 2019, the Company issued warrants to purchase an aggregate of 308,308 shares of Class A common stock at an exercise price of $3.01 per share to several advisors, including 200,984 shares to entities related to members of the Board of Directors of the Company, in lieu of cash payments. These warrants vested immediately upon issuance, became exercisable on January 9, 2021 and have a 10-year term set to expire on January 9, 2030. The Company evaluated the terms of these warrants and determined that equity classification was appropriate. As of December 31, 2020, no warrants had been exercised. During June 2021, all warrant holders exercised their warrants to purchase an aggregate of 308,308 shares of common stock. As of December 31, 2021, there were no warrants outstanding.

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

On August 3, 2021 in connection with the closing of the IPO, the Company filed a restated certificate of incorporation, which amended and restated the Company’s certificate of incorporation to, among other things: (i) increase the number of authorized shares of common stock to 200,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock, par value $0.001 per share, and (ii) authorize 10,000,000 shares of Preferred Stock; and (iii) authorize the Board of Directors to establish the rights, preferences and restrictions on any unissued series of Preferred Stock.

Note 10 - Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated at December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020

Numerator:
Net loss	$(33,535,748)	$(17,039,898)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	13,612,677	4,950,129
Net loss per share - basic and diluted	$(2.46)	$(3.44)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at December 31, 2021 and 2020:

	2021	2020

Series A Preferred	—	3,494,306
Series B Preferred	—	5,066,995
Warrants to purchase common stock	—	308,308
Options to purchase common stock	2,859,544	1,801,263
Total shares of common stock equivalents	2,859,544	10,670,872

Note 11 – Stock-Based Compensation

During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of December 31, 2021, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan, the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to goven awards outstanding thereunder.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of December 31, 2021, there were 2,298,432 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the board of directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of December 31, 2021, no shares had been issued under the 2021 ESPP.

During the year ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $1,802,623 and $1,086,769, respectively. As of December 31, 2021, compensation expense remaining to be recognized for outstanding stock options was $8,403,600 and to be recognized over a weighted-average period of 2.93 years.

The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For the year ended December 31, 2021, the Company granted 1,452,462 shares of stock options at a weighted-average grant date fair value of $6.29. For the year ended December 31, 2020, the Company granted 343,169 shares at a weighted-average grant date fair value of $3.06.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Weighted-average risk-free interest rate	0.89% - 1.71%	0.36% - 1.45%
Expected term (in years)	5.83 - 10 years	5.92 - 10 years
Expected dividend yield	0%	0%
Expected volatility	66.76% - 80.99%	67.30% - 80.85%

The following table summarizes the stock option activity during the year ended December 31, 2021 under the Plan:

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	per Share	Term (in Years)	Intrinsic Value

Outstanding at of December 31, 2020	1,801,263	$3.01
Granted	1,452,462	10.07
Exercised	(117,847)	3.01
Cancelled	(276,334)	3.58
Outstanding at December 31, 2021	2,859,544	$6.55	8.30	$27,615,466

Vested and exercisable at December 31, 2021	1,102,543	$3.01	7.14	$14,507,723
Vested and expected to vest at December 31, 2021	2,859,544	$6.55	8.30	$27,615,466

For the year  ended December 31, 2021 and 2020, the Company recognized share-based compensation expense recognized on the accompanying  consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020

Cost of revenue	$103,329	$108,027
Research and development	768,679	503,111
General and administrative	930,615	475,631
Total	$1,802,623	$1,086,769

Note 12 – Income Taxes

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate are as follows:

	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	5.5%	6.3%
Permanent differences	(0.6)%	(1.5)%
Federal research and development credits	5.6%	4.5%
State research and development credits	0.4%	0.6%
Uncertain tax positions	(0.6)%	(1.0)%
Other differences	0.7%	(2.6)%
Change in valuation allowance	(31.1)%	(27.3)%
Effective income tax rate	0.9%	0.0%

As of December 31, 2021 and 2020, the components and tax effects of each type of item that gave rise to the net deferred tax assets were as follows:

	2021	2020
Deferred tax assets:
Stock-based compensation expense	$373,602	$73,984
Unrealized losses	12,990	—
R&D credit carryforward	3,346,097	1,574,596
NOL carryforward	14,699,524	5,525,123
Gross deferred tax assets	18,432,213	7,173,703
Valuation allowance	(17,677,899)	(7,127,448)
Net deferred tax assets	754,314	46,255
Net deferred tax liabilities:
Prepaid expenses deducted for tax	(425,755)	(28,671)
Tax depreciation in excess of book	(328,559)	(17,584)
Total deferred tax liabilities	(754,314)	(46,255)
Net deferred taxes	$—	$—

Federal net operating losses (“NOL”) generated in tax years ended after December 31, 2017 are limited to 80% of taxable income, only carried forward and carried forward indefinitely under the Internal Revenue Code (“IRC”). The Company recorded a deferred tax liability of $304,485 on the acquisition of BioArkive. It had pre-existing deferred tax assets for which there was a fuill valuation allowance. As a result of the taxable temporary differences recognized in the business combination, the Company released $304,485 of its valuation allowance and recognized the income tax benefit in the income statement at the acquisition date in accordance with ASC 740 There was no income tax expense or benefit in 2020. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2021, the Company has federal and state NOLs of $56,544,731 and $51,310,112, respectively all generated after the tax year ended December 31, 2017. At December 31, 2021, the Company has federal and state research and development credit carryforwards, $3,034,827 and $394,013, respectively, that start to expire beginning in 2025.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of December 31, 2021 did not satisfy the realization criteria set forth in ASC Topic 740, Income Taxes and, therefore, has recorded a full valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2021 by $10,550,451 due to the increase in the deferred tax assets by the same amount, primarily due to NOL and research and development credit carryforwards.

Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, some amounts are being presented as an uncertain tax position.

As of December 31, 2021 and 2020, the Company had uncertain tax positions of $380,902 and $174,950 which have been classified as reductions of its tax carrforwards. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, unrecognized tax benefits were as follows:

	2021	2020
Beginning balance	$174,950	$96,952
Increase due to current year tax position	205,952	77,998
Ending balance	$380,902	$174,950

The Company files tax returns in the United States including California, New York, Pennsylvania, Massachusetts and

Texas. All tax years from 2017 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2019, 2020, and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The enactment of the CARES Act resulted in increased federal and state research and development carryforwards from 2013 through 2018 of $93,437 and decreased federal NOL of $759,794 from 2018.

Note 13 – Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts, New York, New York and as of July 2021, San Francisco, California, pursuant to short-term arrangements. The Cambridge and San Francisco leases are on a month-to-month basis, requiring one month’s notice before termination. The New York lease is renewable on a quarterly basis and the last renewal extended the lease term until March 31, 2022. These lease agreements include payments for lease and non-lease components and the Company has elected to not separate such components and these payments were recognized as rent expense.

As of December 31, 2021, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $30,840 due in 2022. The Company leases storage space for its electronic data equipment in Somerville, Massachusetts. This lease is renewable on an annual basis effective every March 1st. Prior to December 31, 2021, the Company renewed the lease through March 31, 2022. As of December 31, 2021, total future minimum lease payments for this lease were $3,569 due in 2022.

In October 2020, the Company entered into an office lease in San Diego, California with a lease term of 67 months. At the lease commencement date, a right-to-use asset and lease liability was recognized by the Company for $637,863.

As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California, one is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032, a second is a 6,100 square feet of office and laboratory space under a lease that terminates on December 31, 2022, and third is a lease for 4,760 square feet of office and laboratory space under a lease that terminates on March 31, 2024.  As a result, we recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2021 were as follows

Amount
2022	$659,990
2023	880,121
2024	894,044
2025	906,839
2026	819,210
Thereafter	4,467,246
Total future lease payments	8,627,450
Less: Imputed interest	3,262,514
Total lease liabilities	$5,364,936
Current portion lease liabilities	274,039
Lease liabilities, noncurrent	5,090,897
Total lease liabilities	$5,364,936

Quantitative information regarding the Company’s leases for the year ended December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Lease costs:
Operating lease cost	$160,872	$66,652
Short-term lease cost	258,357	252,796
Variable lease cost	—	14,700
Total lease costs	$419,229	$334,148
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111,527	$58,666
Operating cash flows from short-term leases	236,700	252,796
	$348,227	$311,462
Weighted-average remaining lease term - operating leases	9.62 years	5.33 years
Weighted-average discount rate - operating leases	9.7%	6.0%

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of BioArkive, Inc. was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. BioArkive, Inc., which we acquired in December 2021, represented less than 1% of our consolidated total assets, as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 for so long as we remain an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we acquired BioArkive, Inc. in December 2021, We are in the process of reviewing the internal control structure of BioArkive, Inc. and, if necessary, will make appropriate changes as we continue to integrate BioArkive, Inc. into our overall internal control over financial reporting process.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, including information regarding securities authorized for issuance under equity compensation plans pursuant to Item5(a), Part II of Form 10-K, will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to Consolidated Financial Statements in this Annual Report on Form 10-K, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

See the Exhibit Index in Item 15(b) below.

(b) EXHIBIT INDEX

op
		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Share Purchase Agreement by and among Immuneering Corporation, BioArkive, Inc. and BioArkive’s shareholders, dated as of December 22, 2021	8-K	001-40675	2.1	12/22/2021
3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	09/09/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	10-Q	001-40675	3.2	09/09/2021
4.1	Form of Specimen Stock Certificate	S-1/A	333-257791	4.1	07/26/2021
4.2	Amended and Restated Investors’ Rights Agreement, dated December 21, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-257791	4.2	07/26/2021
4.3	Description of Securities					*
10.1†	Employment Agreement, dated July 23, 2021, by and between Biren Amin and Immuneering Corporation	S-1/A	333-257791	10.5	07/26/2021
10.2†	Employment Agreement, dated July 23, 2021, by and between Brett Hall, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.6	07/26/2021
10.3†	Employment Agreement, dated July 23, 2021, by and between Scott Barrett, M.D. and Immuneering Corporation	S-1/A	333-257791	10.7	07/26/2021
10.4†	Employment Agreement, dated July 23, 2021, by and between Benjamin J. Zeskind, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.8	07/26/2021
10.5†	Employment Agreement, dated July 23, 2021, by and between Michael D. Bookman and Immuneering Corporation	S-1/A	333-257791	10.9	07/26/2021
10.6†	Immuneering Corporation 2008 Stock Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.4	07/09/2021
10.7†	Immuneering Corporation Long Term Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.5	07/09/2021
10.8†	Immuneering Corporation 2021 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-257791	10.10	07/26/2021
10.9†	Immuneering Corporation 2021 Employee Stock Purchase Plan.	S-1/A	333-257791	10.11	07/26/2021
10.10†	Form of Indemnification Agreement by and among the Registrant and its directors and officers.	S-1/A	333-257791	10.12	07/26/2021
10.11†	Immuneering Corporation Non-Employee Director Compensation Program.	S-1/A	333-257791	10.13	07/26/2021
10.12	Advisory Agreement, dated September 17, 2019, by and between PEF LLC and the Registrant.	S-1	333-257791	10.3	07/09/2021
10.13	Master Services Agreement, dated August 5, 2019, by and between Bioarkive LLC and the Registrant.	S-1	333-257791	10.2	07/09/2021
10.14	Lease Agreement, by and between BioArkive, Inc. and Thornmint 13, LLC, dated as of July 22, 2021	8-K	001-40675	10.1	12/22/2021
21.1	Subsidiaries of Immuneering Corporation					*
23.1	Consent of RSM US, LLP, Independent Registered Pubic Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

op
		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*  Filed herewith.

**  Furnished herewith.

†  Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: March 10, 2022	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Benjamin J. Zeskind, and Biren Amin and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin J. Zeskind	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Benjamin J. Zeskind, Ph.D.

/s/ Biren Amin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Biren Amin

/s/ Ann E. Berman	Director	March 10, 2022
Ann E. Berman

/s/ Robert J. Carpenter	Director	March 10, 2022
Robert J. Carpenter

/s/ Peter Feinberg	Director	March 10, 2022
Peter Feinberg

/s/ Diana F. Hausman, MD	Director	March 10, 2022
Diana F. Hausman, MD

/s/ Laurie B. Keating	Director	March 10, 2022
Laurie B. Keating