Form 10-Q
period 2022-03-31
Immuneering Corp
filed 2022-05-10
CIK 1790340

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022 the registrant had 26,385,299 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our limited operating history;
●	our history of operating losses;
●	risks related to the pandemic related to COVID-19 and its variants;
●	our ability to raise the substantial additional capital that will be required to finance our operations;
●	the difficulty of obtaining regulatory approval for any of our current or future product candidates;
●	our ability to file INDs (as defined below) or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
●	our limited experience in designing clinical trials;
●	the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
●	risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
●	the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
●	our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies such as DCT and Fluency;
●	risks related to competition in our industry;

●	the market opportunity for our product candidates, if approved;
●	risks related to manufacturing;
●	risks related to our reliance on third parties;
●	risks related to our intellectual property; and
●	other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in Part II, Item 1A. “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

We are subject to numerous risks and uncertainties, including those further described below in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$75,205,060	$74,888,145
Marketable securities, current	62,565,953	74,311,203
Accounts receivable	279,614	246,040
Prepaids and other current assets	1,479,592	2,888,608
Total current assets	139,530,219	152,333,996

Marketable securities, non-current	—	996,560
Property and equipment, net	874,569	807,223
Goodwill	6,690,431	6,701,726
Intangible asset	430,897	439,000
Right-of-use assets, net	4,831,639	5,324,198
Other assets	89,579	102,129
Total assets	$152,447,334	$166,704,832

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,642,364	$1,394,340
Accrued expenses	1,718,804	3,965,447
Other liabilities, current	47,213	—
Lease liabilities, current	265,419	274,039
Total current liabilities	3,673,800	5,633,826

Long-term liabilities:
Other liabilities, non-current	9,898	—
Lease liabilities, non-current	4,707,526	5,090,897
Total liabilities	8,391,224	10,724,723
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 0 shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 26,383,299 and 26,320,199 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	26,383	26,320
Class B common stock, $0.001 par value, 20,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	216,366,884	215,276,186
Accumulated other comprehensive loss	(167,395)	(49,009)
Accumulated deficit	(72,169,762)	(59,273,388)
Total stockholders' equity	144,056,110	155,980,109
Total liabilities and stockholders' equity	$152,447,334	$166,704,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$183,698	$748,200
Cost of revenue	90,846	409,163

Gross profit	92,852	339,037

Operating expenses
Research and development	9,058,545	5,391,020
General and administrative	3,951,866	1,184,023
Amortization of intangible asset	8,103	—
Total operating expenses	13,018,514	6,575,043
Loss from operations	(12,925,662)	(6,236,006)

Other income (expense)
Interest income	132,506	6,355
Other expense	(103,218)	—
Net loss	$(12,896,374)	$(6,229,651)

Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(1.26)
Weighted-average common shares outstanding, basic and diluted	26,359,080	4,950,129

Other comprehensive loss:
Unrealized losses from marketable securities	(118,386)	—
Comprehensive Loss	$(13,014,760)	$(6,229,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2020	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,251,240	$—	$(25,737,640)	$(22,481,450)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	182,225	—	—	182,225

Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,229,651)	(6,229,651)

Balance at March 31, 2021	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,433,465	$—	$(31,967,291)	$(28,528,876)

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2021	—	$—	—	$—	$—	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109

Issuance of common stock upon exercise of stock options	—	—	—	—	—	63,100	63	—	—	193,048	—	—	193,111

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	897,650	—	—	897,650

Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,896,374)	(12,896,374)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(118,386)	—	(118,386)

Balance at March 31, 2022	—	$—	—	$—	$—	26,383,299	$26,383	—	$—	$216,366,884	$(167,395)	$(72,169,762)	$144,056,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(Unaudited)

	2022	2021

Cash flows from operating activities:
Net loss	$(12,896,374)	$(6,229,651)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	47,704	8,867
Right-of-use asset amortization	144,821	25,027
Intangible asset amortization	8,103	—
Stock based compensation expense	897,650	182,225
Net amortization of premium (accretion of discount) on marketable securities	103,531	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(33,573)	7,705
Prepaid expenses and other current assets	1,409,016	(615,645)
Other assets	12,550	—
Increase (decrease) in:
Accounts payable	248,022	(111,742)
Accrued expenses	(2,235,349)	611,871
Lease liability	(44,252)	(18,497)
Other liabilities	57,112	—
Net cash used in operating activities	(12,281,039)	(6,139,840)
Cash flows from investing activities:
Purchases of property and equipment	(115,050)	(16,564)
Purchases of marketable securities	(7,980,107)	—
Maturities of marketable securities	20,500,000	—
Net cash provided by (used in) investing activities	12,404,843	(16,564)
Cash flows from financing activities:
Proceeds from exercise of stock options	193,111	—
Net cash provided by financing activities	193,111	—
Net increase (decrease) in cash and cash equivalents	316,915	(6,156,404)
Cash and cash equivalents at beginning of period	74,888,145	37,090,151
Cash and cash equivalents at end of period	$75,205,060	$30,933,747
Supplemental disclosures of noncash information:
Reduction of right of use asset and lease liability in connection with lease modification	$347,739	—

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

Immuneering, ISC and BioArkive are collectively referred to as “the Company” throughout these condensed consolidated financial statements.

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

To date, the Company has funded its operations through service revenues, and with proceeds from the sale of its capital stock and convertible notes and, most recently, with proceeds from the IPO. The Company has incurred recurring losses over the past several years and as of March 31, 2022, the Company had an accumulated deficit of $72,169,762. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and estimates that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements. The full extent to which coronavirus (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat COVID-19 and its variants, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the pandemic related to COVID-19 and its variants and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgements or revise the carrying values of its assets or liabilities.

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

There have been no material changes to the accounting policies of the Company as those set forth in Note 2 to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal period ended December 31, 2021.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of the Company have been prepared, without audit, in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2021.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, operating results and cash flows. Revenues and net loss for any interim period are not necessarily indicative of future or annual results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these condensed consolidated financial statements included but are not limited to, the research and development expenses, determination of fair value of stock-based awards, the valuation of common stock prior to the IPO, and the right-to-use assets and operating lease liability. Actual results may differ materially and adversely from these estimates.

Goodwill Impairment

Subsequent to December 31, 2021, the Company’s market capitalization has declined which may be an indicator of impairment. The Company will continue to assess the impact of its market capitalization and any other indicators of potential impairment. It is possible that if the Company’s market capitalization decline is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in an impairment of goodwill, intangible assets and other long-lived assets in 2022.

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

In 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard, as amended, requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) will become effective for the Company on January 1, 2023. The Company is currently evaluating the new guidance and assessing the potential impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This update is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption of the standard is permitted. The Company is currently evaluating the new guidance and assessing the potential impact on its condensed consolidated financial statements.

Note 3 – Marketable Securities

Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains/(losses) are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of convertible preferred stock and stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three months ended March 31, 2022 or 2021. Realized gains and losses are included in other expense on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2022 or 2021.

Marketable securities as of March 31, 2022 consisted of the following:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$27,558,207	$-	$(86,602)	$27,471,605
Government securities	19,191,856	-	(43,968)	19,147,888
Commercial paper	15,983,285	-	(36,825)	15,946,460
Total marketable securities	$62,733,348	$-	$(167,395)	$62,565,953

Marketable securities as of December 31, 2021 consisted of the following:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$42,147,385	$-	$(28,575)	$42,118,810
Government securities	19,218,057	-	(13,689)	19,204,368
Commercial paper	12,992,165	57	(4,197)	12,988,025
Total Current	74,357,607	57	(46,461)	74,311,203

Non-current:
U.S. Treasuries	999,186	-	(2,626)	996,560
Government securities	-	-	-	-
Total Non-current	999,186	-	(2,626)	996,560
Total marketable securities	$75,356,793	$57	$(49,087)	$75,307,763

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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$36,515,479	$-	$-	$36,515,479
Commercial paper	-	-	-	-
Total cash equivalents	36,515,479	-	-	36,515,479

Marketable securities:
U.S. Treasuries	$27,471,605	$-	$-	$27,471,605
Government securities	-	19,147,888	-	19,147,888
Commercial paper	-	15,946,460	-	15,946,460
Total marketable securities	27,471,605	35,094,348	-	62,565,953
Total cash equivalents and marketable securities	$63,987,084	$35,094,348	$-	$99,081,432

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2022.

There have been no changes to the valuation methods during the three months ended March 31, 2022. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2022.

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$33,961,344	$-	$-	$33,961,344
Commercial paper	-	2,000,000	-	2,000,000
Total cash equivalents	33,961,344	2,000,000	-	35,961,344

Marketable securities:
U.S. Treasuries	$43,115,370	$-	$-	$43,115,370
Government securities	-	19,204,368	-	19,204,368
Commercial paper	-	12,988,025	-	12,988,025
Total marketable securities	43,115,370	32,192,393	-	75,307,763
Total cash equivalents and marketable securities	$77,076,714	$34,192,393	$-	$111,269,107

Note 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021

Computer equipment	$302,150	$281,666

Furniture and fixtures	84,477	84,477
Lab equipment	542,247	463,182
Leasehold improvements	167,618	152,117
Total	1,096,492	981,442
Accumulated depreciation	(221,923)	(174,219)
Property and equipment, net	$874,569	$807,223

Depreciation expense totaled $47,704 and $8,867 for the three months ended March 31, 2022 and 2021, respectively.

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

The purchase price was paid by Immuneering through the issuance of an aggregate of 379,635 shares of Immuneering’s Class A common stock. The number of shares of common stock issued was calculated using a value based on the average of the daily volume weighted average prices of the common stock on the Nasdaq Stock Exchange for the 30-trading day period ending on and including the trading day immediately prior to the closing date. The sellers of BioArkive are restricted from selling these shares for a 6 month period from the date of the acquisition. As such, we estimated that there was an approximate 10% discount for the lack of marketability of the shares. The fair value of the purchase price in the acquisition was $7,875,000.

Prior to the acquistion, Brett Hall, Chief Scientific Officer of Immuneering and the Founder and Chairman of the board of directors of BioArkive, held the majority of the outstanding shares of BioArkive capital stock. BioArkive provided contract services to the Company. Research and development expenses in the consolidated statement of operations include the cost of services provided by BioArkive to the Company which amounted to $4,548,780 in 2021 through the date of the acquisition. The results of BioArkive’s operations are included in accounts payable or accrued contract research expenses in the consolidated balance sheets.

Assets Acquired and Liabilities Assumed at Fair Value

The BioArkive acquisition has been accounted for using the acquisition method of accounting. This method requires assets acquired and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date. As of March 31, 2022, the purchase accounting had been finalized, and there was an immaterial measurement period adjustment related to accrued expenses and goodwill. No other adjustments were identified.

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

Pro forma results are not presented for this acquisition as they are not material to the consolidated results of the Company’s operations.

	Preliminary Valuation	Measurement Period Adjustment		Final Valuation	Weighted Average Life
Cash	$70,348	$		$70,348
Other currents assets	225,790			225,790
Other long term assets	87,796			87,796
Property, plant and equipment, net	727,539			727,539
Right of use assets	4,824,700			4,824,700
Intangible asset				-
Technology	439,000			439,000	15 years
Goodwill	6,701,726		11,295	6,690,431

Total assets acquired	13,076,899			13,065,604

Accounts payable, accrued expenses and other liabilities	69,714		(11,295)	58,419
Deferred tax liabilities	307,485			307,485
Lease liabilities	4,824,700			4,824,700
Net assets acquired	$7,875,000		$-	$7,875,000

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021

Accrued professional services	$267,585	$250,977
Accrued employee expenses	885,619	2,917,282
Accrued contract research expenses	479,808	585,416
Accrued other	85,792	211,772
Total	$1,718,804	$3,965,447

Note 8 – Preferred Stock

Series B Preferred Stock

Upon the closing of the IPO on August 3, 2021, all 8,528,078 shares of the Company’s convertible preferred stock then outstanding automatically converted into 11,939,281 shares of Class A common stock.

Note 9 - Common Stock

The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of March 31, 2022 and December 31, 2021 of which 26,383,299 and 26,320,199 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.

As of March 31, 2022 and December 31, 2021, the following number of shares of Class A common stock have been reserved:

	March 31,	December 31,
	2022	2021

Exercise of common stock options	3,715,956	2,859,544
	3,715,956	2,859,544

The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of March 31, 2022 and December 31, 2021, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.

IPO

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

Basic and diluted net loss per share attributable to common stockholders was calculated at March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss	$(12,896,374)	$(6,229,651)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	26,359,080	4,950,129
Net loss per share - basic and diluted	$(0.49)	$(1.26)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at March 31, 2022 and 2021:

	2022	2021

Warrants to purchase common stock	—	308,308
Options to purchase common stock	3,715,956	2,859,544
Total shares of common stock equivalents	3,715,956	2,859,544

Note 11 – Stock-Based Compensation

During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of March 31, 2022, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan, the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of March 31, 2022, there were 2,431,728 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the board of directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of March 31, 2022, no shares had been issued under the 2021 ESPP.

During the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $897,650. During the three months ended March 31, 2021, the Company recognized stock-based compensation expense of $182,225. As of March 31, 2022, compensation expense remaining to be recognized for outstanding stock options was $13,195,203 and to be recognized over a weighted-average period of 3.06 years.

The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For the three months ended March 31, 2022, the Company granted 942,025 shares of stock options at a weighted-average grant date fair value of $10.10.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Weighted-average risk-free interest rate	1.35% - 2.44%	1.11% - 1.71%
Expected term (in years)	5.00 - 10 years	5.83 - 10 years
Expected dividend yield	0%	0%
Expected volatility	65.96% - 78.12%	69.01% - 80.99%

The following table summarizes the stock option activity during the three months ended March 31, 2022 under the Plan:

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	per Share	Term (in Years)	Intrinsic Value

Outstanding at of December 31, 2021	2,859,544	$6.55	8.30
Granted	942,025	10.10
Exercised	(63,100)	3.01
Cancelled	(22,513)	7.00
Outstanding at March 31, 2022	3,715,956	$7.50	8.48	$5,289,348

Vested and exercisable at March 31, 2022	1,163,564	$3.24	7.08	$3,879,198
Vested and expected to vest at March 31, 2022	3,715,956	$7.50	8.48	$5,289,348

For the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense recognized on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$4,630	$22,515
Research and development	432,719	105,703
General and administrative	460,301	54,007
Total	$897,650	$182,225

Note 12 – Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts, New York, New York and San Francisco, California, pursuant to short-term arrangements. The Cambridge and San Francisco leases are on a month-to-month basis, requiring one month’s notice before termination. The New York lease is renewable on a quarterly basis and the last renewal extended the lease term until March 31, 2023. These lease agreements include payments for lease and non-lease components and the Company has elected to not separate such components and these payments were recognized as rent expense.

As of March 31, 2022, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $64,920 due in 2022. The Company leases storage space for its electronic data equipment in Somerville, Massachusetts. This lease is renewable on an annual basis effective every March 1st. Prior to December 31, 2021, the Company renewed the lease through March 31, 2023. As of March 31, 2022, total future minimum lease payments for this lease were $16,804 due in 2022.

In October 2020, the Company entered into an office lease (“Via Frontera Lease”) in San Diego, California with a lease term of 67 months. At the lease commencement date, a right-to-use asset and lease liability was recognized by the Company for $637,863. In January 2022, the Company exercised its option to terminate the Via Frontera Lease 20 months early. The lease will terminate on October 1, 2023. This was accounted for as a lease modification which reduces the term of the existing lease and the Company adjusted the value of its right-of-use asset and operating lease liability by $347,739 using an incremental borrowing rate of approximately 6%.

The modification is reflected as a non-cash operating activity in the statement of cash flows for the three months ended March 31, 2022.

The Company subsequently entered into a sublease of the Via Frontera Lease, the term of which commenced in March 2022 and continues through the full remaining obligation. Sublease income will be accounted for as a reduction of rent expense in the statement of operations.

As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. One is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032, the second is for a 6,100 square feet of office and laboratory space under a lease that terminates on December 31, 2022 (the “Site 2 Lease”), and the third is for a lease for 4,760 square feet of office and laboratory space under a lease that terminates on March 31, 2024. As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021. In February 2022, the Company entered into a sublease of the Site 2 Lease, the term of which continues through the remaining term of the Site 2 Lease.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at March 31, 2022 were as follows:

Amount
Remainder of 2022	$496,015

2023	843,463
2024	732,546
2025	739,689
2026	761,877
Thereafter	4,467,246
Total future lease payments	8,040,836
Less: Imputed interest	(3,067,891)
Total lease liabilities	$4,972,945
Current portion lease liability	$265,419
Lease liability, noncurrent	4,707,526
Total lease liability	$4,972,945

Quantitative information regarding the Company’s leases for the three months ended March 31, 2022 and 2021 is as follows:

	March 31,	March 31,
	2022	2021
Lease costs:
Operating lease cost	$264,544	$34,251
Short-term lease cost	81,927	57,346
Sublease income	(29,129)	—
Total lease costs	$317,342	$91,597
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$163,975	$27,720
Operating cash flows from short-term leases	81,927	57,346
	$245,902	$85,066
Weighted-average remaining lease term - operating leases	9.65 years	5.08 years
Weighted-average discount rate - operating leases	9.3%	6.0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including the audited consolidated financial statements and notes thereto. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We aim to improve patient outcomes by advancing a unique pipeline of oncology and neuroscience product candidates developed using our translational bioinformatics platform. We have more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, our disease-agnostic discovery platform enables us to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry. Our lead product candidate IMM-1-104 is designed to be a highly selective dual-MEK inhibitor that further disrupts KSR to modulate the signaling dynamics of the MAPK pathway.  Specifically, it is designed to drive deep cyclic inhibition that deprives tumor cells of the sustained proliferative signaling required for rapid growth, while providing a cadenced, moderate level of signaling sufficient to spare healthy cells.  IMM-1-104 is being developed to treat advanced solid tumors in patients harboring RAS mutations, and is translationally guided by our proprietary, human-aligned 3D tumor modeling platform combined with patient-aligned bioinformatics. In addition to IMM-1-104, IMM-6-415, our MEK-io product candidate, is in IND-enabling studies, and we have five other oncology programs in the discovery stage that are designed to target components of the MAPK or mTOR pathway, as well as two discovery stage neuroscience programs.

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

On December 22, 2021, we completed the acquisition of all outstanding shares of capital stock of BioArkive, Inc., a California corporation (“BioArkive”) for a market value of $8.75 million.

BioArkive is a San Diego based contract research organization that has previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive is in the process of being fully integrated into our operations so as to exclusively support our internal preclinical research activities for its oncology pipeline. In connection with the acquisition, we has assumed the obligations under BioArkive’s three lease agreements.

The purchase price was paid by us through the issuance of an aggregate of 379,635 shares of our Class A common stock. The number of shares of Class A common stock issued was calculated using a value based on the average of the daily volume weighted average prices of our Class A common stock on the Nasdaq Stock Exchange for the 30-trading day period ending on and including the trading day immediately prior to the closing date. The sellers of BioArkive are restricted from selling these shares for a six month period from the date of the acquisition. As such, we estimated that there was an approximate 10% discount for the lack of marketability of the shares. The fair value of the purchase price in the acquisition was $7.88 million.

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

Since inception, we have had significant annual operating losses. Our net loss was approximately $12.9 million, for the three months ended March 31, 2022 and $33.5 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of approximately $72.2 million and approximately $137.8 million in cash and cash equivalents and marketable securities.

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

In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic and we are monitoring the ongoing impacts of the COVID-19 pandemic. We cannot presently predict the scope and severity of any future potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. While to date we have been able to continue to execute our overall business plan, it is unknown how long these conditions will last and what the complete effect will be on us. Overall, we recognize the challenges the pandemic may pose to our business, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

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

We are in the process of discontinuing biosample storage, which was acquired through the BioArkive transaction, to external parties and expect it to complete in the second half of 2022. The revenue earned associated with this is immaterial to the financial statements and is expected to continue to decrease until these external services are discontinued.

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

Our direct costs include:

●	expenses incurred under agreements with contract research organizations, or CROs, and other vendors that conduct our preclinical activities on our behalf; including laboratory expenses related to the execution of preclinical studies on our behalf;
●	expenses associated with the manufacturing of our product candidates and preclinical material, including fees paid to contract manufacturers; and
●	consulting fees and expenses related to preparation of initiation of clinical trials

Our indirect costs include:

●	personnel-related expenses, consisting of employee salaries, bonuses, benefits and stock-based compensation expense and recruiting costs for personnel engaged in research and development activities; and
●	facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, maintenance of facilities, insurance, and other supplies.

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

Amortization of intangible asset

Amortization of intangible asset relates to the technology acquired in the BioArkive acquisition.

Other Income (Expense)

Interest income

Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Other expense

Other expense consists of the amortization of premiums or accretion of discounts related to our marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$184	$748	$(564)	(75.4)%
Cost of revenue	91	409	(318)	(77.8)%
Gross profit	93	339	(246)	(72.6)%
Operating expenses
Research and development	9,059	5,391	3,668	68.0%
General and administrative	3,952	1,184	2,768	233.8%
Amortization of intangible asset	8	—	8	N/M %
Total operating expenses	13,019	6,575	6,435	97.9%
Loss from operations	(12,926)	(6,236)	(6,682)	107.1%
Other income (expense)
Interest income	133	6	127	2,108.4%
Other expense	(103)	—	(103)	N/M %
Net loss	$(12,896)	$(6,230)

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$184	$748	$(564)	(75.4)%

Revenue decreased by approximately $0.6 million, or 75.4%, to approximately $0.2 million for the three months ended March 31, 2022 compared to approximately $0.7 million for the three months ended March 31, 2021. The decrease in revenue was due to approximately $0.6 million decrease in customers in the three months ended March 31, 2022 compared to March 31, 2021.

Cost of Revenue

Cost of revenue decreased by approximately $0.3 million, or 77.8%, to approximately $0.1 million for the three months ended March 31, 2022 compared to approximately $0.4 million for the three months March 31, 2021. The decrease was primarily due to decreased employee-related costs of approximately $0.3 million.

Research and Development

The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee related costs	$3,484	$1,759	$1,725	98.1%
Equity-based compensation expense	433	106	327	308.5%
Outside contract research services	3,520	3,414	106	3.1%
Facilities and other allocated expenses	1,600	105	1,495	1,423.8%
Depreciation	22	7	15	214.3%

Total research and development	$9,059	$5,391	$3,668	68.0%

Research and development expenses increased by approximately $3.7 million, or 68.0%, to approximately $9.1 million for the three months ended March 31, 2022 compared to approximately $5.4 million for the three months ended March 31, 2021. The increase of approximately $3.7 million was primarily due to approximately $0.1 million of outside contract research services for our preclinical candidates resulting from an increased number of discovery programs and increased spending on later stage preclinical efforts. The increase also includes approximately $1.7 million of additional employee-related costs, primarily due to an increase in headcount and approximately $0.3 million increase for equity-based compensation expense and an increase of $1.5 million for depreciation and facilities and other allocated expenses.

General and Administrative

The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee related costs	$2,169	$569	$1,600	281.2%
Equity-based compensation expense	460	54	406	751.9%
Professional fees	693	442	251	56.8%
Public relations	1	98	(97)	(99.0)%
Outside consultants	68	3	65	2,166.7%
Facilities and other allocated expenses	357	9	348	3,869.7%
Other	204	9	195	2,165.6%

Total general and administrative	$3,952	$1,184	$2,768	233.8%

General and administrative expenses increased by approximately $2.8 million, or 233.8%, to approximately $4.0 million for the three months ended March 31, 2022 compared to approximately $1.2 million for the three months ended March 31, 2021. The increase of approximately $2.8 million was primarily due to increased employee-related costs of approximately $1.6 million, increased professional fees incurred for accounting, auditing, legal, public relations and tax services of approximately $0.4 million, increased facilities expenses of approximately $0.1 million, approximately $0.4 million increase in equity-based compensation expense and approximately $0.2 million in other expenses.

Amortization of Intangible Asset

Amortization of intangible asset of $8,103 in the three months ended March 31, 2022 related to the technology acquired in the BioArkive acquisition completed in December 2021.

Other Income (expense)

Interest income increased by approximately $0.1 million due to the interest earned on our cash and cash equivalents and marketable securities balances due to the higher balances as a result of the IPO proceeds.

Other expense increased by $0.1 million as a result of the amortization of premiums related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations through service revenues, the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of March 31, 2022, we had an accumulated deficit of $72.2 million and $137.8 million in cash and cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase.  Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and aggregate net proceeds of approximately $81.4 million from the issuance of convertible notes payable, convertible preferred stock including gross proceeds of approximately $24.8 million from the issuance of shares in the second tranche of Series B Preferred in April and May 2021, common stock, and the exercise of stock options. In August 2021, we completed our IPO pursuant to which we issued and sold 8,625,000 shares of Class A common stock, inclusive of 1,150,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $120.3 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.1 million.

As of March 31, 2022, we have contractual obligations related to various leases of $0.5 million for 2022, $0.8 million for 2023, $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026 and $4.5 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,281)	$(6,140)
Investing activities	12,405	(16)
Financing activities	193	—

Net increase (decrease) in cash and cash equivalents	$317	$(6,156)

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, operating activities used approximately $12.3 million of cash, primarily resulting from our net loss of approximately $12.9 million and cash provided by changes in our operating assets and liabilities of approximately $0.4 million, partially offset by equity-based compensation expense of approximately $0.6 million.

During the three months ended March 31, 2021, operating activities used approximately $6.1 million of cash, primarily resulting from our net loss of approximately $6.2 million and cash used by changes in our operating assets and liabilities of approximately $0.1 million, partially offset by equity-based compensation expense of approximately $0.2 million.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2022, investing activities provided approximately $12.4 million of cash, primarily resulting from the maturities of marketable securities of approximately $20.5 million, offset by purchases of marketable securities for $8.0 million and purchases of property and equipment of $0.1 million.

During the three months ended March 31, 2021, investing activities used is the $16,564, resulting from purchases of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was approximately $0.2 million, consisting of approximately $0.2 million from the exercise of stock options.

During the three months ended March 31, 2021, there was no net cash provided by financing activities.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on 10-K for the fiscal year ending December 31, 2021. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in the 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of BioArkive, Inc. was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. BioArkive, Inc., which we acquired in December 2021, represented less than 1% of our consolidated total assets, as of March 31, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As noted above, we acquired BioArkive, Inc. in December 2021, We are in the process of reviewing the internal control structure of BioArkive, Inc. and, if necessary, will make appropriate changes as we continue to integrate BioArkive, Inc. into our overall internal control over financial reporting process.

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

We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $12.9 million and $33.5 million for the quarter ended March 31, 2022 and year ended December 31, 2021 respectively. As of March 31, 2022, we had an accumulated deficit of approximately $72.2 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, IMM-1-104, is undergoing IND-enabling studies and we expect to submit an IND to the FDA in the third quarter of 2022. Subject to the FDA’s allowing us to proceed with clinical studies under an IND, we intend to enroll the first patient in a Phase 1 clinical trial of IMM-1-104 in the fourth quarter of 2022 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

As of March 31, 2022, we had approximately $137.8 million in cash and cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

• the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

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

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation, or the GDPR, governs certain collection and other processing activities involving personal data about individuals in the European Economic Area, or the EEA. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed, includes requirements relating to the consent of individuals to whom the personal data relates, requires detailed notices for clinical trial participants and investigators and regulates transfers of personal data from the EEA to third countries that have not been found to provide adequate protection to such personal data, including the United States. In addition, the GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

As of May 3, 2022, we owned one issued patent and pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

As of March 31, 2022, we had 68 full-time employees, including 57 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67.9% of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.

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

As of March 31, 2022, the holders of approximately 8,788,608 shares, or approximately 33.3% of our outstanding shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market upon issuance, subject to the lock-up agreements described above.

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

None.

Use of Proceeds

None.

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

IMMUNEERING CORPORATION

Date: May 10, 2022	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Biren Amin
	Name:	Biren Amin
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)