Form 10-Q
period 2022-06-30
Immuneering Corp
filed 2022-08-10
CIK 1790340

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 3, 2022 the registrant had 26,392,299 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

		Page

Part I	Financial Information	7

Item 1.	Financial Statements	7

	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited)	7

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2022 and 2021 (Unaudited)	8

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II	Other Information	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	99

Item 3.	Defaults Upon Senior Securities	99

Item 4.	Mine Safety Disclosures	99

Item 5.	Other Information	99

Item 6.	Exhibits	99

Signatures		101

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our limited operating history;
●	our history of operating losses;
●	risks related to the pandemic related to COVID-19 and its variants;
●	our ability to raise the substantial additional capital that will be required to finance our operations;
●	the difficulty of obtaining regulatory approval for any of our current or future product candidates;
●	our ability to file an Investigational New Drug application (“IND”), or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
●	our limited experience in designing clinical trials;
●	the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
●	risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
●	the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
●	our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies such as DCT and Fluency;
●	risks related to competition in our industry;

●	the market opportunity for our product candidates, if approved;
●	risks related to manufacturing;
●	risks related to our reliance on third parties;
●	risks related to our intellectual property; and
●	other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in Part II, Item 1A. “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

We are subject to numerous risks and uncertainties, including those further described below in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

●	We have a limited operating history, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We have incurred significant net losses for the past several years and we expect to continue to incur significant net losses for the foreseeable future and may never attain profitability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
●	We may encounter substantial delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
●	Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	We are early in our development efforts. Our business is substantially dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval to treat the indications we seek to treat with our product candidates, and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	We are substantially dependent on our platform, including our proprietary technologies such as DCT and Fluency, which are supported by our information technology systems. Any failure of these or other elements of our platform will materially harm our business.
●	Our long-term prospects depend in part upon discovering, developing and commercializing product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
●	Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our DCT platform to build a pipeline of product candidates with commercial value.
●	We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities could be negatively impacted.
●	The COVID-19 pandemic and potential future pandemics could continue to adversely impact our business, including our anticipated clinical trials and their timelines, supply chain and business development activities.
●	We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations, or CROs, to conduct certain aspects of our preclinical studies, and in the future, our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacturing of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be impaired, and we may not be able to compete effectively in our market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$87,937,479	$74,888,145
Marketable securities, current	40,163,875	74,311,203
Accounts receivable	178,425	246,040
Prepaids and other current assets	890,409	2,888,608
Total current assets	129,170,188	152,333,996

Marketable securities, non-current	—	996,560
Property and equipment, net	985,007	807,223
Goodwill	6,690,431	6,701,726
Intangible asset	423,580	439,000
Right-of-use assets, net	4,691,157	5,324,198
Other assets	89,579	102,129
Total assets	$142,049,942	$166,704,832

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,240,241	$1,394,340
Accrued expenses	2,226,687	3,965,447
Other liabilities, current	47,213	—
Lease liabilities, current	286,374	274,039
Total current liabilities	3,800,515	5,633,826

Long-term liabilities:
Other liabilities, non-current	9,898	—
Lease liabilities, non-current	4,644,683	5,090,897
Total liabilities	8,455,096	10,724,723
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 26,392,299 and 26,320,199 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26,392	26,320
Class B common stock, $0.001 par value, 20,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	217,447,080	215,276,186
Accumulated other comprehensive loss	(181,561)	(49,009)
Accumulated deficit	(83,697,065)	(59,273,388)
Total stockholders' equity	133,594,846	155,980,109
Total liabilities and stockholders' equity	$142,049,942	$166,704,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$94,419	$660,040	$278,117	$1,408,240
Cost of revenue	47,933	318,601	138,778	727,763

Gross profit	46,486	341,439	139,339	680,477

Operating expenses
Research and development	7,981,075	6,991,965	17,031,517	12,382,985
General and administrative	3,704,143	1,340,398	7,664,112	2,524,422
Amortization of intangible asset	7,317	—	15,420	—
Total operating expenses	11,692,535	8,332,363	24,711,049	14,907,407
Loss from operations	(11,646,049)	(7,990,924)	(24,571,710)	(14,226,930)

Other income (expense)
Interest income	142,799	3,259	275,304	9,614
Other expense	(24,053)	—	(127,271)	-
Net loss	$(11,527,303)	$(7,987,665)	$(24,423,677)	$(14,217,316)

Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(1.61)	$(0.93)	$(2.87)
Weighted-average common shares outstanding, basic and diluted	26,386,343	4,954,553	26,372,787	4,952,352

Other comprehensive loss:
Unrealized losses from marketable securities	(14,166)	—	(132,552)	—
Comprehensive Loss	$(11,541,469)	$(7,987,665)	$(24,556,229)	$(14,217,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2020	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,251,240	$—	$(25,737,640)	$(22,481,450)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	182,225	—	—	182,225

Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,229,651)	(6,229,651)

Balance at March 31, 2021	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,433,465	$—	$(31,967,291)	$(28,528,876)

Issuance of Series B convertible preferred stock, net of issuance costs	2,412,853	24,788,851	—	—	24,788,851	—	—	—	—	—	—	—	—

Issuance of common stock upon exercise of stock options	—	—	—	—	—	17,499	18	—	—	52,609	—	—	52,627

Issuance of common stock upon exercise of warrants	—	—	—	—	—	308,308	308	—	—	926,817	—	—	927,125

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	351,009	—	—	351,009

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,987,665)	(7,987,665)

Balance at June 30, 2021	6,032,145	$61,772,761	2,495,933	$21,119,940	$82,892,701	5,275,936	$5,276	—	$—	$4,763,900	$—	$(39,954,956)	$(35,185,780)

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2021	—	$—	—	$—	$—	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109

Issuance of common stock upon exercise of stock options	—	—	—	—	—	63,100	63	—	—	193,048	—	—	193,111

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	897,650	—	—	897,650

Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,896,374)	(12,896,374)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(118,386)	—	(118,386)

Balance at March 31, 2022	—	$—	—	$—	$—	26,383,299	$26,383	—	$—	$216,366,884	$(167,395)	$(72,169,762)	$144,056,110

Issuance of common stock upon exercise of stock options	—	—	—	—	—	9,000	9	—	—	27,775	—	—	27,784

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,052,421	—	—	1,052,421

Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,527,303)	(11,527,303)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(14,166)	—	(14,166)

Balance at June 30, 2022	—	$—	—	$—	$—	26,392,299	$26,392	—	$—	$217,447,080	$(181,561)	$(83,697,065)	$133,594,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 and 2021

(Unaudited)

	2022	2021

Cash flows from operating activities:
Net loss	$(24,423,677)	$(14,217,316)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	102,263	18,674
Right-of-use asset amortization	285,302	50,333
Intangible asset amortization	15,420	—
Stock based compensation expense	1,950,071	533,234
Net amortization of premium (accretion of discount) on marketable securities	144,441	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	67,615	5,005
Prepaid expenses and other current assets	2,026,298	(555,726)
Other assets	12,550	(946,053)
Increase (decrease) in:
Accounts payable	(154,099)	(48,021)
Accrued expenses	(1,727,466)	2,619,878
Lease liability	(86,141)	(37,271)
Other liabilities	57,111	—
Net cash used in operating activities	(21,730,312)	(12,577,263)
Cash flows from investing activities:
Purchases of property and equipment	(280,047)	(36,388)
Purchases of marketable securities	(17,989,202)	—
Maturities of marketable securities	52,828,000	—
Net cash provided by (used in) investing activities	34,558,751	(36,388)
Cash flows from financing activities:
Proceeds from exercise of stock options	220,895	52,627
Proceeds from the issuance of Series B preferred stock, net of issuance costs	—	24,788,851
Proceeds from exercise of warrants	—	927,125
Net cash provided by financing activities	220,895	25,768,603
Net increase in cash and cash equivalents	13,049,334	13,154,952
Cash and cash equivalents at beginning of period	74,888,145	37,090,151
Cash and cash equivalents at end of period	$87,937,479	$50,245,103
Supplemental disclosures of noncash information:
Reduction of right of use asset and lease liability in connection with lease modification	$347,739	—
Deferred offering costs included in accounts payable and accrued expenses	$—	875,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

Immuneering Corporation, a Delaware corporation, (“Immuneering” or the “Company”) was incorporated in 2008. The Company aims to improve patient outcomes by advancing a pipeline of product candidates designed to benefit large populations of patients with cancer and other diseases, developed using the Company’s translational bioinformatics platform. The Company has more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, the Company’s disease-agnostic discovery platform enables the Company to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry.

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

To date, the Company has funded its operations through service revenues, and with proceeds from the sale of its capital stock and convertible notes and, most recently, with proceeds from the IPO. The Company has incurred recurring losses over the past several years and as of June 30, 2022, the Company had an accumulated deficit of  $83,697,065. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and estimates that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements. The full extent to which coronavirus (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat COVID-19 and its variants, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the pandemic related to COVID-19 and its variants and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgements or revise the carrying values of its assets or liabilities.

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

Note 3 – Marketable Securities

Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains/(losses) are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of convertible preferred stock and stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and six months ended June 30, 2022 or 2021. Realized gains and losses are included in other expense on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2022 or 2021.

Marketable securities as of June 30, 2022 consisted of the following:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$21,748,299	$-	$(125,724)	$21,622,575
Government securities	8,600,549	-	(29,869)	8,570,680
Commercial paper	9,995,295	-	(24,675)	9,970,620
Total marketable securities	$40,344,143	$-	$(180,268)	$40,163,875

Marketable securities as of December 31, 2021 consisted of the following:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$42,147,385	$-	$(28,575)	$42,118,810
Government securities	19,218,057	-	(13,689)	19,204,368
Commercial paper	12,992,165	57	(4,197)	12,988,025
Total Current	74,357,607	57	(46,461)	74,311,203

Non-current:
U.S. Treasuries	999,186	-	(2,626)	996,560
Government securities	-	-	-	-
Total Non-current	999,186	-	(2,626)	996,560
Total marketable securities	$75,356,793	$57	$(49,087)	$75,307,763

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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$38,003,223	$-	$-	$38,003,223
Commercial paper	-	7,996,140	-	7,996,140
Total cash equivalents	38,003,223	7,996,140	-	45,999,363

Marketable securities:
U.S. Treasuries	$21,622,575	$-	$-	$21,622,575
Government securities	-	8,570,680	-	8,570,680
Commercial paper	-	9,970,620	-	9,970,620
Total marketable securities	21,622,575	18,541,300	-	40,163,875
Total cash equivalents and marketable securities	$59,625,798	$26,537,440	$-	$86,163,238

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2022.

There have been no changes to the valuation methods during the three months ended June 30, 2022. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2022.

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$33,961,344	$-	$-	$33,961,344
Commercial paper	-	2,000,000	-	2,000,000
Total cash equivalents	33,961,344	2,000,000	-	35,961,344

Marketable securities:
U.S. Treasuries	$43,115,370	$-	$-	$43,115,370
Government securities	-	19,204,368	-	19,204,368
Commercial paper	-	12,988,025	-	12,988,025
Total marketable securities	43,115,370	32,192,393	-	75,307,763
Total cash equivalents and marketable securities	$77,076,714	$34,192,393	$-	$111,269,107

Note 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021

Computer equipment	$318,793	$281,666
Furniture and fixtures	84,477	84,477
Lab equipment	650,727	463,182
Leasehold improvements	207,492	152,117
Total	1,261,489	981,442
Accumulated depreciation	(276,482)	(174,219)
Property and equipment, net	$985,007	$807,223

Depreciation expense totaled $54,560 and $9,807 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense totaled $102,263 and $18,674 for the six months ended June 30, 2022 and 2021, respectively.

Note 6 – Business Combination

BioArkive Acquisition

On December 22, 2021, the Company completed the acquisition of all outstanding shares of capital stock of BioArkive, Inc., a California corporation, for a market value of $8.75 million.

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

The purchase price was paid by Immuneering through the issuance of an aggregate of 379,635 shares of Immuneering’s Class A common stock. The number of shares of common stock issued was calculated using a value based on the average of the daily volume weighted average prices of the common stock on the Nasdaq Stock Exchange for the 30-trading day period ending on and including the trading day immediately prior to the closing date. The sellers of BioArkive were restricted from selling these shares for a six-month period from the date of the acquisition. As such, we estimated that there was an approximate 10% discount for the lack of marketability of the shares. The fair value of the purchase price in the acquisition was $7,875,000.

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

Pro forma results are not presented for this acquisition as they are not material to the consolidated results of the Company’s operations.

	Preliminary Valuation	Measurement Period Adjustment	Final Valuation	Weighted Average Life
Cash	$70,348	$-	$70,348
Other currents assets	225,790	-	225,790
Other long term assets	87,796	-	87,796
Property and equipment, net	727,539	-	727,539
Right of use assets	4,824,700	-	4,824,700
Intangible asset		-
Technology	439,000	-	439,000	15 years
Goodwill	6,701,726	11,295	6,690,431

Total assets acquired	13,076,899	-	13,065,604

Accounts payable, accrued expenses and other liabilities	69,714	(11,295)	58,419
Deferred tax liabilities	307,485	-	307,485
Lease liabilities	4,824,700	-	4,824,700
Net assets acquired	$7,875,000	$-	$7,875,000

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021

Accrued professional services	$251,271	$250,977
Accrued employee expenses	1,591,656	2,917,282
Accrued contract research expenses	335,658	585,416
Accrued other	48,102	211,772
Total	$2,226,687	$3,965,447

Note 8 – Preferred Stock

Series B Preferred Stock

In April and May 2021, 2,412,853 shares of the second tranche of Series B Preferred Stock were issued based on the voluntary election of substantially all of the holders of Series B Preferred Stock. The Company received gross proceeds of $24,799,786. The Company incurred issuance costs of $10,935 in connection with the second tranche of Series B Preferred Stock.

Upon the closing of the IPO on August 3, 2021, all 8,528,078 shares of the Company’s convertible preferred stock then outstanding automatically converted into 11,939,281 shares of Class A common stock.

Note 9 - Common Stock

The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of June 30, 2022 and December 31, 2021 of which 26,392,299 and 26,320,199 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.

As of June 30, 2022 and December 31, 2021, the following number of shares of Class A common stock have been reserved:

	June 30,	December 31,
	2022	2021

Exercise of common stock options	3,827,454	2,859,544
	3,827,454	2,859,544

The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of June 30, 2022 and December 31, 2021, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.

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

Basic and diluted net loss per share attributable to common stockholders was calculated at June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator:
Net loss	$(11,527,303)	$(7,987,665)	$(24,423,677)	$(14,217,316)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	26,386,343	4,954,553	26,372,787	4,952,352
Net loss per share - basic and diluted	$(0.44)	$(1.61)	$(0.93)	$(2.87)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at June 30, 2022 and 2021:

	2022	2021

Options to purchase common stock	3,827,454	2,668,327
Total shares of common stock equivalents	3,827,454	2,668,327

Note 11 – Stock-Based Compensation

During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of June 30, 2022, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan, the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of June 30, 2022, there were 2,311,230 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the board of directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of June 30, 2022, no shares had been issued under the 2021 ESPP.

During the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $1,052,421 and $1,950,071, respectively. During the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense of $351,009 and $533,234, respectively. As of June 30, 2022, compensation expense remaining to be recognized for outstanding stock options was $12,585,048 and to be recognized over a weighted-average period of 2.83 years.

The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For the six months ended June 30, 2022, the Company granted 1,067,410 shares of stock options at a weighted-average grant date fair value of $9.50.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

Weighted-average risk-free interest rate	1.35% - 3.31%	1.04% - 1.71%
Expected term (in years)	5.00 - 10 years	5.83 - 10 years
Expected dividend yield	0%	0%
Expected volatility	65.24% - 78.12%	68.92% - 80.99%

The following table summarizes the stock option activity during the six months ended June 30, 2022 under the Plan:

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	per Share	Term (in Years)	Intrinsic Value

Outstanding at of December 31, 2021	2,859,544	$6.55	8.30
Granted	1,067,410	9.50
Exercised	(72,100)	3.02
Cancelled	(27,400)	6.58
Outstanding at June 30, 2022	3,827,454	$7.43	8.31	$3,669,555

Vested and exercisable at June 30, 2022	1,539,603	$4.59	7.33	$2,820,514
Vested and expected to vest at June 30, 2022	3,827,454	$7.43	8.31	$3,669,555

For the three months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense recognized on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue	$4,014	$22,367	$8,644	$44,882
Research and development	504,938	168,725	937,657	222,732
General and administrative	543,469	159,917	1,003,770	265,620
Total	$1,052,421	$351,009	$1,950,071	$533,234

Note 12 – Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts, New York, New York and San Francisco, California, pursuant to short-term arrangements. The Cambridge and San Francisco leases are on a month-to-month basis, requiring one month’s notice before termination. The New York lease is renewable on an annual basis and the last renewal extended the lease term until March 31, 2023. These lease agreements include payments for lease and non-lease components and the Company has elected to not separate such components and these payments were recognized as rent expense.

As of June 30, 2022, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $39,600 due in 2022.

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

The modification is reflected as a non-cash operating activity in the statement of cash flows for the six months ended June 30, 2022.

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

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at June 30, 2022 were as follows:

Amount
Remainder of 2022	$331,740
2023	843,463
2024	732,546
2025	739,689
2026	761,877
Thereafter	4,467,246
Total future lease payments	7,876,561
Less: Imputed interest	(2,945,504)
Total lease liabilities	$4,931,057
Current portion lease liability	$286,374
Lease liability, noncurrent	4,644,683
Total lease liability	$4,931,057

Quantitative information regarding the Company’s leases for the six months ended June 30, 2022 and 2021 is as follows:

	June 30,	June 30,
	2022	2021
Lease costs:
Operating lease cost	$527,413	$68,502
Short-term lease cost	164,373	117,352
Sublease income	(95,470)	—
Total lease costs	$596,316	$185,854
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$328,250	$55,440
Operating cash flows from short-term leases	164,373	117,352
	$492,623	$172,792
Weighted-average remaining lease term - operating leases	9.49 years	4.83 years
Weighted-average discount rate - operating leases	9.3%	6.0%

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

Overview

We aim to improve patient outcomes by advancing a pipeline of product candidates designed to benefit large populations of patients with cancer and other diseases, developed using our translational bioinformatics platform. We have more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, our disease-agnostic discovery platform enables us to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry. Our lead product candidate IMM-1-104 aims to achieve pan-KRAS/NRAS activity that selectively impacts cancer cells to a greater extent than healthy cells. IMM 1-104 is designed to be a highly selective dual-MEK inhibitor that further disrupts KSR to modulate the signaling dynamics of the MAPK pathway by driving deep cyclic inhibition that deprives tumor cells of the sustained proliferative signaling required for rapid growth, while providing a cadenced, moderate level of signaling sufficient to spare healthy cells.  IMM-1-104 is being developed to treat advanced solid tumors in patients harboring RAS mutations, and is translationally guided by our proprietary, human-aligned 3D tumor modeling platform combined with patient-aligned bioinformatics. In addition to IMM-1-104, we are evaluating our MEK-io product candidate, IMM-6-415, in IND enabling studies, and we have five other oncology programs in the discovery stage that are designed to target components of the MAPK or mTOR pathway, as well as two discovery stage neuroscience programs.

We plan to submit an IND, for IMM-1-104 to the U.S. Food and Drug Administration, or the FDA, in the third quarter of 2022. In addition, we plan to submit an IND for IMM-6-415 to the FDA in 2023.  We anticipate filing at least one additional IND for our other oncology programs in 2024.

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

BioArkive is a San Diego based contract research organization that has previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive was fully integrated into our operations and exclusively supports our internal preclinical research activities for our oncology pipeline. In connection with the acquisition, we have assumed the obligations under BioArkive’s three lease agreements.

The purchase price was paid by us through the issuance of an aggregate of 379,635 shares of our Class A common stock. The number of shares of Class A common stock issued was calculated using a value based on the average of the daily volume weighted average prices of our Class A common stock on the Nasdaq Stock Exchange for the 30-trading day period ending on and including the trading day immediately prior to the closing date. The sellers of BioArkive were restricted from selling these shares for a six month period from the date of the acquisition. As such, we estimated that there was an approximate 10% discount for the lack of marketability of the shares. The fair value of the purchase price in the acquisition was $7.88 million.

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

Since inception, we have had significant annual operating losses. Our net loss was approximately $24.4 million, for the six months ended June 30, 2022 and $33.5 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of approximately $83.7 million and approximately $128.1 million in cash and cash equivalents and marketable securities.

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

In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic and we continue to monitor the ongoing impacts of the COVID-19 pandemic. We cannot presently predict the scope and severity of any future potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. While to date we have been able to continue to execute our overall business plan, it is unknown how long these conditions will last and what the complete effect will be on us. Overall, we recognize the challenges the pandemic may pose to our business, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$94	$660	$(566)	(85.8)%
Cost of revenue	48	319	(271)	(85.0)%
Gross profit	46	341	(295)	(86.5)%
Operating expenses
Research and development	7,981	6,992	989	14.1%
General and administrative	3,704	1,340	2,364	176.4%
Amortization of intangible asset	8	—	8	N/M %
Total operating expenses	11,693	8,332	3,361	40.3%
Loss from operations	(11,647)	(7,991)	(3,656)	45.8%
Other income (expense)
Interest income	143	3	140	4,666.7%
Other expense	(24)	—	(24)	N/M %
Net loss	$(11,528)	$(7,988)	(3,540)	44.3%

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$94	$660	$(566)	(85.8)%

Revenue decreased by approximately $0.6 million, or 85.8%, to approximately $0.1 million for the three months ended June 30, 2022 compared to approximately $0.7 million for the three months ended June 30, 2021. The decrease in revenue was due to approximately $0.6 million decrease in existing customers in the three months ended June 30, 2022 compared to June 30, 2021.

Cost of Revenue

Cost of revenue decreased by approximately $0.3 million, or 85.0%, to approximately $50 thousand for the three months ended June 30, 2022 compared to approximately $0.3 million for the three months June 30, 2021. The decrease was primarily due to decreased employee-related costs of approximately $0.3 million related to services contracts.

Research and Development

The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee related costs	$3,239	$2,053	$1,186	57.8%
Equity-based compensation expense	505	160	345	215.6%
Outside contract research services	3,102	4,658	(1,556)	(33.4)%
Facilities and other allocated expenses	1,096	112	984	878.6%
Depreciation	39	9	30	333.3%

Total research and development	$7,981	$6,992	$989	14.1%

Research and development expenses increased by approximately $1.0 million, or 14.1%, to approximately $8.0 million for the three months ended June 30, 2022 compared to approximately $7.0 million for the three months ended June 30, 2021. The increase of approximately $1.0 million was primarily due to approximately $1.2 million of additional employee-related costs, approximately $0.3 million increase for equity-based compensation expense, an increase of $1.0 million for facilities, depreciation and other allocated expenses offset by approximately $1.5 million decrease in outside contract research services for preclinical candidates due to savings in outside consultant costs that were related to BioArkive which are now incorporated in the employee and facility related costs.

General and Administrative

The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee related costs	$2,057	$565	$1,492	264.1%
Equity-based compensation expense	543	169	374	221.3%
Professional fees	561	474	87	18.4%
Outside consultants	—	8	(8)	(100.0)%
Facilities and other allocated expenses	345	11	334	3,036.4%
Other	198	113	85	75.2%

Total general and administrative	$3,704	$1,340	$2,364	176.4%

General and administrative expenses increased by approximately $2.4 million, or 176.3%, to approximately $3.7 million for the three months ended June 30, 2022 compared to approximately $1.3 million for the three months ended June 30, 2021. The increase of approximately $2.4 million was primarily due to an increase in employee-related costs and equity-based compensation expense of approximately $1.9 million, increased facilities and allocated expenses of approximately $0.3 million, increased professional fees for accounting, auditing and legal of $0.1 million and approximately $0.1 million in other expenses as a result of the Company becoming a public company in the third quarter of 2021.

Amortization of Intangible Asset

Amortization of intangible asset of $7,317 in the three months ended June 30, 2022 is related to the technology acquired for the BioArkive acquisition completed in December 2021.

Other Income (expense)

Interest income increased by approximately $0.1 million due to the interest earned on our cash and cash equivalents and marketable securities balances due to the higher balances as a result of the IPO proceeds.

Other expense increased by $127,000 as a result of the increase in the amortization of premiums related to our marketable securities.

Comparison of the Six Months June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue	$278	$1,408	$(1,130)	(80.3)%
Cost of revenue	139	728	(589)	(80.9)%

Gross profit	139	680	(541)	(79.6)%

Operating expenses
Research and development	17,032	12,383	4,649	37.5%
General and administrative	7,664	2,524	5,140	203.6%
Amortization of intangible asset	15	—	15	N/M %
Total operating expenses	24,711	14,907	9,804	65.8%
Loss from operations	(24,572)	(14,227)	(10,345)	72.7%

Other income (expense)
Interest income	275	10	265	2,650.0%
Other income (expense)	(127)	—	(127)	N/M %
Net loss	$(24,424)	$(14,217)	(10,207)	71.8%

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$278	$1,408	$(1,130)	(80.3)%

Revenue decreased by approximately $1.1 million, or 80.3%, to approximately $0.3 million for the six months ended June 30, 2022 compared to approximately $1.4 million for the six months ended June 30, 2021. The decrease in revenue was due to the decrease and wind down of the numbers and scope of customer agreements in 2022 compared to 2021.

Costs of Revenue

Cost of revenue decreased by approximately $0.6 million, or 80.9%, to approximately $0.1 million for the six months ended June 30, 2022 compared to approximately $0.7 million for the six months ended June 30, 2021. The decrease was primarily due to decreased employee related costs as a result of the wind down of the customer agreements in 2022 compared to 2021.

Research and Development

The following table summarizes the components of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee related costs	$6,724	$3,817	$2,907	76.2%
Equity-based compensation expense	938	266	672	252.6%
Outside contract research services	6,622	8,071	(1,449)	(18.0)%
Facilities and other allocated expenses	2,688	213	2,475	1,162.0%
Depreciation	60	16	44	275.0%

Total research and development	$17,032	$12,383	$4,649	37.5%

Research and development expenses increased by approximately $4.6 million, or 37.5%, to approximately $17.0 million for the six months ended June 30, 2022 as compared to approximately $12.4 million for the year ended June 30, 2021. The increase of approximately $4.6 million was primarily due to an increase of approximately $3.6 million related to additional employee related costs, primarily due to higher headcount and increased equity-based compensation, facilities and other allocated expense of approximately $2.5 million. Increases in research and development are partially offset by a decrease of $1.5 million in outside contract research services for preclinical candidates which is due to savings in outside consultant costs that were related to BioArkive which are now incorporated in the employee and facility related costs.

General and Administrative

The following table summarizes the components of general and administrative expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee related costs	$4,227	$1,142	$3,085	270.1%
Equity-based compensation expense	1,004	223	781	350.2%
Professional fees	1,254	916	338	36.9%
Outside consultants	68	11	57	518.2%
Facilities and other allocated expenses	701	20	681	3,405.0%
Other	410	212	198	93.4%

Total general and administrative	$7,664	$2,524	$5,140	203.6%

General and administrative expenses increased by approximately $5.1 million, or 203.6%, to approximately $7.6 million for the six months ended June 30, 2022 compared to approximately $2.5 million for the six months ended June 30, 2021 as a result of the Company becoming a public company in third quarter of 2021. The increase of approximately $5.1 million was primarily due to increased employee related costs and equity-based compensation expense of approximately

$3.9 million, increased professional fees incurred for accounting, auditing, legal, and tax services of approximately $0.3 million, increase of $0.7 million for facilities and other allocated expense, increase of $0.2 million in other expenses.

Amortization of Intangible Asset

Amortization of intangible asset of $15,420 in the six months ended June 30, 2022 is related to the technology acquired for the BioArkive acquisition completed in December 2021.

Other Income (Expense), Net

Interest income increased by approximately $0.3 million due to the interest earned on our cash and cash equivalents and marketable securities balances due to the higher balances as a result of the IPO proceeds.

Other expense increased by $0.1 million as a result of the increase in the amortization of premiums related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations through service revenues, the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of June 30, 2022, we had an accumulated deficit of $83.7 million and $128.1 million in cash and cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase.  Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

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

As of June 30, 2022, we have contractual obligations related to various leases of $0.3 million for 2022, $0.8 million for 2023, $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026 and $4.5 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,730)	$(12,577)
Investing activities	34,558	(36)
Financing activities	221	25,769

Net increase in cash and cash equivalents	$13,049	$13,156

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, operating activities used approximately $21.7 million of cash, primarily resulting from our net loss of approximately $24.4 million, partially offset by right-of-use asset amortization of $0.3 million and equity-based compensation expense of approximately $2.0 million.

During the six months ended June 30, 2021, operating activities used approximately $12.6 million of cash, primarily resulting from our net loss of approximately $14.2 million partially offset by cash provided by changes in our operating assets and liabilities of approximately $1.0 million, and equity-based compensation expense of approximately $0.5 million.

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2022, investing activities provided approximately $34.6 million of cash, primarily resulting from the maturities of marketable securities of approximately $52.8 million, partially offset by purchases of marketable securities for $18.0 million and purchases of property and equipment of $0.3 million.

During the six months ended June 30, 2021, cash used in investing was $36,388, resulting from purchases of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was approximately $0.2 million, consisting of approximately $0.2 million from the exercise of stock options.

During the six months ended June 30, 2021, net cash provided by financing activities was approximately $25.8 million, consisting primarily of approximately $24.8 million in net proceeds received from the issuance of Series B preferred stock and approximately $1.0 million in net proceeds from the exercise of warrants and approximately $52,627 from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $24.4 million and $33.5 million for the six months ended June 30, 2022 and year ended December 31, 2021 respectively. As of June 30, 2022, we had an accumulated deficit of approximately $83.7 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, IMM-1-104, is undergoing IND-enabling studies and we expect to submit an IND to the FDA in the third quarter of 2022. Subject to the FDA’s allowing us to proceed with clinical studies under an IND, we intend to enroll the first patient in a Phase 1 clinical trial of IMM-1-104 in the fourth quarter of 2022 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors, if our IND for IMM-1-104 is accepted. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

As of June 30, 2022, we had approximately $128.1 million in cash and cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We are early in our development efforts and we have not yet submitted our IND for our lead product candidate, IMM-1-104. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of small molecules targeting the MAPK and mTOR pathways in cancer therapy and small molecules targeting central nervous system disorders, including AD.

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

These and other disruptions in our operations and the global economy could negatively impact our business, results of operations and financial condition.   For example, due to supply chain constraints and the impact of follow-on effects due to such constraints, we had to move the timing of our recently announced plans to submit an IND for IMM-1-104 to the FDA, which are now expected to be in the third quarter of 2022, as well as the timing of our enrollment of the first patient in our first-in-human Phase 1 clinical trial of IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors in the fourth quarter of 2022, assuming our IND for IMM-1-104 is accepted and authorized to proceed.

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

Over a decade ago, we began to offer computational biology services to pharmaceutical and biotechnology companies. We have deprioritized this business and plan to gradually wind down our computational biology services to pharmaceutical and biotechnology companies in the future. However, we are currently still servicing one company and in doing so, we must:

• accurately assess and meet the customer’s needs;

• ensure our computational biology services meet industry standards and practices for performance of similar services;

• retain the proper personnel to fulfill these service contracts; and

• compete effectively with other computational biology service providers performing similar services.

If we fail to adequately meet the requirements under our computational biology service contracts to our typical high standards, our reputation, growth opportunities and prospects could be adversely affected, possibly resulting in related losses. In addition, as is typical for contracts of this nature, there are inherent legal risks and potential liabilities associated with our work under each of our past and present contracts.

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

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

• the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services, or CMS, information regarding payments and other transfers of value to physicians (as defined by statute), certain non-physician providers  including physician assistants and nurse practitioners, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually;

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

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation, or the GDPR, governs certain collection and other processing activities involving personal data about individuals in the European Economic Area, or the EEA. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed, includes requirements relating to the consent of individuals to whom the personal data relates, requires detailed notices for clinical trial participants and investigators and regulates transfers of personal data from the EEA to third countries that have not been found to provide adequate protection to such personal data, including the United States. In addition, the GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. These changes may lead to additional costs and increase our overall risk exposure.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shut down or other disruption at the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, as a public company, future government shutdowns could impact our ability to further access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this period. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

As of August 10, 2022, we owned one issued patent and pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

As of June 30, 2022, we had 74 full-time employees, including 62 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

• the ongoing and future impact of the pandemic related to COVID-19 and its variants, or any future pandemics, and actions taken to slow their spread; and

• general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, inflation, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the Russian Federation’s invasion of Ukraine in February 2022, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.

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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 68.0% of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.

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

General Risks

Our information technology systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack and damage from computer viruses (e.g. ransomware), cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

.

If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to health-related or other personal information, it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions, and it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to data privacy and security laws. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

IMMUNEERING CORPORATION

Date: August 10, 2022	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Biren Amin
	Name:	Biren Amin
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)