Form 10-Q
period 2022-09-30
Immuneering Corp
filed 2022-11-10
CIK 1790340

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022 the registrant had 26,404,732 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

		Page

Part I	Financial Information	7

Item 1.	Financial Statements	7

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	7

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2022 and 2021 (Unaudited)	8

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II	Other Information	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	99

Item 3.	Defaults Upon Senior Securities	99

Item 4.	Mine Safety Disclosures	99

Item 5.	Other Information	99

Item 6.	Exhibits	99

Signatures		101

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for IMM-1-104, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company, the ongoing impact of the pandemic related to COVID-19 and its variants on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability including our revenue streams, our anticipated financial performance and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our limited operating history;
●	our history of operating losses;
●	risks related to the pandemic related to COVID-19 and its variants;
●	our ability to raise the substantial additional capital that will be required to finance our operations;
●	the difficulty of obtaining regulatory approval for any of our current or future product candidates;
●	our ability to file an Investigational New Drug application (“IND”), or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
●	our limited experience in designing and conducting clinical trials;
●	the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
●	risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
●	the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
●	our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies such as DCT and Fluency;
●	risks related to competition in our industry;

●	the market opportunity for our product candidates, if approved;
●	risks related to manufacturing;
●	risks related to our reliance on third parties;
●	risks related to our intellectual property; and
●	other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in Part II, Item 1A. “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

We are subject to numerous risks and uncertainties, including those further described below in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

●	We have a limited operating history, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We have incurred significant net losses for the past several years and we expect to continue to incur significant net losses for the foreseeable future and may never attain profitability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
●	We may encounter substantial delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
●	Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	We are early in our development efforts. Our business is substantially dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval to treat the indications we seek to treat with our product candidates, and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	We are substantially dependent on our platform, including our proprietary technologies such as DCT and Fluency, which are supported by our information technology systems. Any failure of these or other elements of our platform will materially harm our business.
●	Our long-term prospects depend in part upon discovering, developing and commercializing product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
●	Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our DCT platform to build a pipeline of product candidates with commercial value.
●	We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities could be negatively impacted.
●	The COVID-19 pandemic and potential future pandemics could continue to adversely impact our business, including our clinical trials for which we are currently recruiting and their timelines, supply chain and business development activities.
●	We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations, or CROs, to conduct certain aspects of our preclinical studies, and in the future, our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacturing of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be impaired, and we may not be able to compete effectively in our market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$76,417,850	$74,888,145
Marketable securities, current	40,779,440	74,311,203
Accounts receivable	70,180	246,040
Prepaids and other current assets	2,757,220	2,888,608
Total current assets	120,024,690	152,333,996

Marketable securities, non-current	—	996,560
Property and equipment, net	1,310,067	807,223
Goodwill	6,690,431	6,701,726
Intangible asset	416,263	439,000
Right-of-use assets, net	4,512,883	5,324,198
Other assets	737,293	102,129
Total assets	$133,691,627	$166,704,832

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,338,380	$1,394,340
Accrued expenses	4,564,136	3,965,447
Other liabilities, current	44,562	—
Lease liabilities, current	308,694	274,039
Total current liabilities	7,255,772	5,633,826

Long-term liabilities:
Lease liabilities, non-current	4,542,653	5,090,897
Total liabilities	11,798,425	10,724,723
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 26,404,732 and 26,320,199 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26,405	26,320
Class B common stock, $0.001 par value, 20,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	218,550,665	215,276,186
Accumulated other comprehensive loss	(142,473)	(49,009)
Accumulated deficit	(96,541,395)	(59,273,388)
Total stockholders' equity	121,893,202	155,980,109
Total liabilities and stockholders' equity	$133,691,627	$166,704,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$38,380	$482,130	$316,497	$1,890,370
Cost of revenue	19,343	219,088	158,122	946,852

Gross profit	19,037	263,042	158,375	943,518

Operating expenses
Research and development	9,363,838	6,207,486	26,395,355	18,590,471
General and administrative	3,836,032	2,598,940	11,500,144	5,123,361
Amortization of intangible asset	7,317	—	22,737	—
Total operating expenses	13,207,187	8,806,426	37,918,236	23,713,832
Loss from operations	(13,188,150)	(8,543,384)	(37,759,861)	(22,770,314)

Other income (expense)
Interest income	222,985	17,400	498,288	27,014
Other income (expense)	120,835	(8,089)	(6,434)	(8,089)
Net loss	$(12,844,330)	$(8,534,073)	$(37,268,007)	$(22,751,389)

Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.47)	$(1.41)	$(2.41)
Weighted-average common shares outstanding, basic and diluted	26,394,490	18,286,352	26,380,101	9,445,862

Other comprehensive loss:
Unrealized gains/(losses) from marketable securities	39,088	(4,751)	(93,464)	(4,751)
Comprehensive Loss	$(12,805,242)	$(8,538,824)	$(37,361,471)	$(22,756,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2020	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,251,240	$—	$(25,737,640)	$(22,481,450)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	182,225	—	—	182,225

Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,229,651)	(6,229,651)

Balance at March 31, 2021	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,433,465	$—	$(31,967,291)	$(28,528,876)

Issuance of Series B convertible preferred stock, net of issuance costs	2,412,853	24,788,851	—	—	24,788,851	—	—	—	—	—	—	—	—

Issuance of common stock upon exercise of stock options	—	—	—	—	—	17,499	18	—	—	52,609	—	—	52,627

Issuance of common stock upon exercise of warrants	—	—	—	—	—	308,308	308	—	—	926,817	—	—	927,125

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	351,009	—	—	351,009

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,987,665)	(7,987,665)

Balance at June 30, 2021	6,032,145	$61,772,761	2,495,933	$21,119,940	$82,892,701	5,275,936	$5,276	—	$—	$4,763,900	$—	$(39,954,956)	$(35,185,780)

Conversion of Preferred Stock into common stock	(6,032,145)	(61,772,761)	(2,495,933)	(21,119,940)	(82,892,701)	11,939,281	11,939	—	—	82,880,762	—	—	82,892,701

Issuance of common stock upon exercise of stock options	—	—	—	—	—	97,847	98	—	—	294,191	—	—	294,289

Issuance of common stock upon initial public offering, net of issuance costs ($2,124,317)	—	—	—	—	—	8,625,000	8,625	—	—	118,185,808	—	—	118,194,433

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	636,806	—	—	636,806

Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,534,073)	(8,534,073)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(4,751)	—	(4,751)

Balance at September 30, 2021	—	$—	—	$—	$—	25,938,064	$25,938	—	$—	$206,761,467	$(4,751)	$(48,489,029)	$158,293,625

	Convertible Preferred Stock					Stockholders' Equity (Deficit)
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity (Deficit)

Balance at December 31, 2021	—	$—	—	$—	$—	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109

Issuance of common stock upon exercise of stock options	—	—	—	—	—	63,100	63	—	—	193,048	—	—	193,111

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	897,650	—	—	897,650

Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,896,374)	(12,896,374)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(118,386)	—	(118,386)

Balance at March 31, 2022	—	$—	—	$—	$—	26,383,299	$26,383	—	$—	$216,366,884	$(167,395)	$(72,169,762)	$144,056,110

Issuance of common stock upon exercise of stock options	—	—	—	—	—	9,000	9	—	—	27,775	—	—	27,784

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,052,421	—	—	1,052,421

Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,527,303)	(11,527,303)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(14,166)	—	(14,166)

Balance at June 30, 2022	—	$—	—	$—	$—	26,392,299	$26,392	—	$—	$217,447,080	$(181,561)	$(83,697,065)	$133,594,846

Issuance of common stock upon exercise of stock options	—	—	—	—	—	12,433	13	—	—	37,373	—	—	37,386

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,066,212	—	—	1,066,212

Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,844,330)	(12,844,330)

Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	39,088	—	39,088

Balance at September 30, 2022	—	$—	—	$—	$—	26,404,732	$26,405	—	$—	$218,550,665	$(142,473)	$(96,541,395)	$121,893,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(Unaudited)

	2022	2021

Cash flows from operating activities:
Net loss	$(37,268,007)	$(22,751,389)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	170,337	30,652
Right-of-use asset amortization	414,444	75,922
Intangible asset amortization	22,737	—
Stock based compensation expense	3,016,283	1,170,040
Net amortization of premium on marketable securities	47,979	8,548
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	175,860	28,735
Prepaid expenses and other current assets	166,413	(3,122,547)
Other assets	(356,117)	-
Increase (decrease) in:
Accounts payable	944,040	314,616
Accrued expenses	385,536	2,689,860
Lease liability	(116,718)	(56,329)
Other liabilities	44,562	—
Net cash used in operating activities	(32,352,651)	(21,611,892)
Cash flows from investing activities:
Purchases of property and equipment	(673,181)	(47,734)
Purchases of marketable securities	(37,726,144)	(52,760,299)
Maturities of marketable securities	72,078,000	—
Net cash provided by (used in) investing activities	33,678,675	(52,808,033)
Cash flows from financing activities:
Proceeds from exercise of stock options	258,281	346,915
Proceeds from the issuance of Series B preferred stock, net of issuance costs	—	24,788,851
Proceeds from initial public offering of common stock, net of commissions and underwriting	—	120,318,750
Payment of initial public offering costs	—	(2,124,317)
Payment of offering costs	(54,600)	—
Proceeds from exercise of warrants	—	927,125
Net cash provided by financing activities	203,681	144,257,324
Net increase in cash and cash equivalents	1,529,705	69,837,399
Cash and cash equivalents at beginning of period	74,888,145	37,090,151
Cash and cash equivalents at end of period	$76,417,850	$106,927,550
Supplemental disclosures of noncash information:
Conversion of convertible Series A and B preferred stock into common stock	$—	$82,892,701
Reduction of right of use asset and lease liability in connection with lease modification	396,901	—
Deferred offering costs included in accounts payable and accrued expenses	224,448	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

Immuneering Corporation, a Delaware corporation, (“Immuneering” or the “Company”) was incorporated in 2008. The Company aims to create medicines for all patients with solid tumors driven by RAS mutations and other MAPK pathway activation events. The Company has more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, the Company’s disease-agnostic discovery platform enables the Company to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry.

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

To date, the Company has funded its operations through service revenues, and with proceeds from the sale of its capital stock and convertible notes and, most recently, with proceeds from the IPO. The Company has incurred recurring losses over the past several years and as of September 30, 2022, the Company had an accumulated deficit of $96,541,395. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements.

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

The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments in 2021. There were no triggering events identified in the third quarter.

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other third-party charges related to ongoing equity financings as deferred offering costs until fully consummated. These costs are to be recorded as a reduction of the offering’s proceeds which are recorded to additional paid-in capital within stockholders’ equity. Should the Company choose not to initiate such financing, the deferred offering costs would be immediately expensed as operating expenses.

On August 10, 2022, the Company entered into an Equity Distribution Agreement (“the Sales Agreement”) with Piper Sandler & Co, (“the Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.3 million and $0 of deferred offering costs as of September 30, 2022 and 2021, respectively.

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

Note 3 – Marketable Securities

Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains/(losses) are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of convertible preferred stock and stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and nine months ended September 30, 2022 or 2021. Realized gains and losses are included in other expense on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2022 or 2021.

Marketable securities as of September 30, 2022 consisted of the following:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$25,425,287	$-	$(115,102)	$25,310,185
Government securities	8,057,184	-	(16,444)	8,040,740
Commercial paper	7,439,442	-	(10,927)	7,428,515
Total marketable securities	$40,921,913	$-	$(142,473)	$40,779,440

Marketable securities as of December 31, 2021 consisted of the following:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$42,147,385	$-	$(28,575)	$42,118,810
Government securities	19,218,057	-	(13,689)	19,204,368
Commercial paper	12,992,165	57	(4,197)	12,988,025
Total Current	74,357,607	57	(46,461)	74,311,203

Non-current:
U.S. Treasuries	999,186	-	(2,626)	996,560
Total Non-current	999,186	-	(2,626)	996,560
Total marketable securities	$75,356,793	$57	$(49,087)	$75,307,763

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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$27,020,980	$-	$-	$27,020,980
Total cash equivalents	27,020,980	-	-	27,020,980

Marketable securities:
U.S. Treasuries	$25,310,185	$-	$-	$25,310,185
Government securities	-	8,040,740	-	8,040,740
Commercial paper	-	7,428,515	-	7,428,515
Total marketable securities	25,310,185	15,469,255	-	40,779,440
Total cash equivalents and marketable securities	$52,331,165	$15,469,255	$-	$67,800,420

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2022.

There have been no changes to the valuation methods during the nine months ended September 30, 2022. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2022.

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$33,961,344	$-	$-	$33,961,344
Commercial paper	-	2,000,000	-	2,000,000
Total cash equivalents	33,961,344	2,000,000	-	35,961,344

Marketable securities:
U.S. Treasuries	$43,115,370	$-	$-	$43,115,370
Government securities	-	19,204,368	-	19,204,368
Commercial paper	-	12,988,025	-	12,988,025
Total marketable securities	43,115,370	32,192,393	-	75,307,763
Total cash equivalents and marketable securities	$77,076,714	$34,192,393	$-	$111,269,107

Note 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021

Computer equipment	$422,898	$281,666
Furniture and fixtures	91,317	84,477
Lab equipment	889,510	463,182
Leasehold improvements	250,898	152,117
Total	1,654,623	981,442
Accumulated depreciation	(344,556)	(174,219)
Property and equipment, net	$1,310,067	$807,223

Depreciation expense totaled $68,075 and $11,978 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense totaled $170,337 and $30,652 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6 – Business Combination

BioArkive Acquisition

On December 22, 2021, the Company completed the acquisition of all outstanding shares of capital stock of BioArkive, Inc., a California corporation, for a market value of $8.75 million.

BioArkive is a San Diego based contract research organization that has previously provided preclinical research services and biosample storage to the Company and other biotechnology companies. BioArkive has been fully integrated into the Company to exclusively support the Company's internal preclinical research activities for its oncology pipeline.

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

Prior to the acquisition, Brett Hall, Chief Scientific Officer of Immuneering and the Founder and Chairman of the board of directors of BioArkive, held the majority of the outstanding shares of BioArkive capital stock. BioArkive provided contract services to the Company. Research and development expenses in the consolidated statement of operations include the cost of services provided by BioArkive to the Company which amounted to $4,548,780 in 2021 through the date of the acquisition. The results of BioArkive’s operations are included in accounts payable or accrued contract research expenses in the consolidated balance sheets.

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

Pro forma results are not presented for this acquisition as they are not material to the consolidated results of the Company’s operations.

	Preliminary Valuation	Measurement Period Adjustment	Final Valuation	Weighted Average Life
Cash	$70,348	$-	$70,348
Other currents assets	225,790	-	225,790
Other long term assets	87,796	-	87,796
Property and equipment, net	727,539	-	727,539
Right of use assets	4,824,700	-	4,824,700
Intangible asset
Technology	439,000	-	439,000	15 years
Goodwill	6,701,726	11,295	6,690,431

Total assets acquired	13,076,899	11,295	13,065,604

Accounts payable, accrued expenses and other liabilities	69,714	(11,295)	58,419
Deferred tax liabilities	307,485	-	307,485
Lease liabilities	4,824,700	-	4,824,700
Net assets acquired	$7,875,000	$-	$7,875,000

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021

Accrued professional services	$467,658	$250,977
Accrued employee expenses	2,234,420	2,917,282
Accrued contract research expenses	1,691,583	585,416
Accrued other	170,475	211,772
Total	$4,564,136	$3,965,447

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

Upon the closing of the IPO on August 3, 2021, all 8,528,078 shares of the Company’s convertible Series A and B Preferred Stock then outstanding automatically converted into 11,939,281 shares of Class A common stock.

Note 9 - Common Stock

The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of September 30, 2022 and December 31, 2021 of which 26,404,732 and 26,320,199 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.

As of September 30, 2022 and December 31, 2021, the following number of shares of Class A common stock have been reserved:

	September 30,	December 31,
	2022	2021

Exercise of common stock options	3,598,026	2,859,544
	3,598,026	2,859,544

The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of September 30, 2022 and December 31, 2021, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.

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

Equity Offering

On August 10, 2022, the Company entered into the Sales Agreement with the Sales Agent to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through The Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights.

Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at September 30, 2022. The Company had approximately $0.3 million and $0 of deferred offering costs as of September 30, 2022 and 2021, respectively. No shares were sold during the three and nine months ended September 30, 2022.

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

Basic and diluted net loss per share attributable to common stockholders was calculated at September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator:
Net loss	$(12,844,330)	$(8,534,073)	$(37,268,007)	$(22,751,389)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	26,394,490	18,286,352	26,380,101	9,445,862
Net loss per share - basic and diluted	$(0.49)	$(0.47)	$(1.41)	$(2.41)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at September 30, 2022 and 2021:

	2022	2021

Options to purchase common stock	3,598,026	2,763,245
Total shares of common stock equivalents	3,598,026	2,763,245

Note 11 – Stock-Based Compensation

During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of September 30, 2022, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan, the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of September 30, 2022, there were 2,528,225 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the board of directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of September 30, 2022, no shares had been issued under the 2021 ESPP.

During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $1,066,212 and $3,016,283, respectively. During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $636,806 and $1,170,040, respectively. As of September 30, 2022, compensation expense remaining to be recognized for outstanding stock options was $10,147,422 and to be recognized over a weighted-average period of 2.60 years.

The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. The Company historically has been a private company and lacks company-specific historical and implied volatility information.

Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For the nine months ended September 30, 2022, the Company granted 1,099,810 shares of stock options at a weighted-average grant date fair value of $9.39.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

Weighted-average risk-free interest rate	1.35% - 3.31%	0.885% - 1.71%
Expected term (in years)	5.00 - 10 years	5.83 - 10 years
Expected dividend yield	0%	0%
Expected volatility	64.78% - 78.12%	68.92% - 80.99%

The following table summarizes the stock option activity during the nine months ended September 30, 2022 under the Plan:

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	per Share	Term (in Years)	Intrinsic Value

Outstanding at of December 31, 2021	2,859,544	$6.55	8.30
Granted	1,099,810	9.39
Exercised	(84,533)	3.02
Cancelled	(276,795)	9.41
Outstanding at September 30, 2022	3,598,026	$7.28	7.79	$25,888,461

Vested and exercisable at September 30, 2022	1,759,343	$5.17	6.78	$16,143,887
Vested and expected to vest at September 30, 2022	3,598,026	$7.28	7.79	$25,888,461

For the three and nine months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense recognized on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue	$1,058	$38,507	$9,703	$83,389
Research and development	507,489	305,739	1,445,145	571,359
General and administrative	557,665	292,560	1,561,435	515,292
Total	$1,066,212	$636,806	$3,016,283	$1,170,040

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

As of September 30, 2022, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $26,556 due in 2022.

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

The modification is reflected as a non-cash operating activity in the statement of cash flows for the nine months ended September 30, 2022.

The Company subsequently entered into a sublease of the Via Frontera Lease, the term of which commenced in March 2022 and continues through the full remaining obligation. Sublease income will be accounted for as a reduction of rent expense in the statement of operations.

As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. One is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032, the second is for a 6,100 square feet of office and laboratory space under a lease that terminates on December 31, 2022 (the “Site 2 Lease”), and the third is for a lease for 4,760 square feet of office and laboratory space under a lease that terminates on March 31, 2024. As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021. In February 2022, the Company entered into a sublease of the Site 2 Lease, the term of which continues through the remaining term of the Site 2 Lease. In August 2022, the Company terminated the Site 2 lease and sublease early as the building was sold.  As such, the remaining right-of-use asset and lease liability were written off during the quarter ended September 30, 2022.  This is reflected as a non-cash operating activity in the statement of cash flows for the nine months ended September 30, 2022.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at September 30, 2022 were as follows:

Amount
Remainder of 2022	$129,815
2023	843,463
2024	732,546
2025	739,689
2026	761,877
Thereafter	4,467,246
Total future lease payments	7,674,636
Less: Imputed interest	(2,823,289)
Total lease liabilities	$4,851,347
Current portion lease liability	$308,694
Lease liability, noncurrent	4,542,653
Total lease liability	$4,851,347

Quantitative information regarding the Company’s leases for the nine months ended September 30, 2022 and 2021 is as follows:

	September 30,	September 30,
	2022	2021
Lease costs:
Operating lease cost	$777,741	$102,753
Short-term lease cost	225,839	188,074
Sublease income	(149,260)	—
Total lease costs	$854,320	$290,827
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$479,976	$83,160
Operating cash flows from short-term leases	225,839	188,074
	$705,815	$271,234
Weighted-average remaining lease term - operating leases	9.36 years	4.58 years
Weighted-average discount rate - operating leases	9.3%	6.0%

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

Overview

We aim to create medicines for all patients with solid tumors driven by RAS mutations and other MAPK pathway activation events. We have more than a decade of experience applying translational bioinformatics to generate insights into drug mechanism of action and patient treatment response. Building on this experience, our disease-agnostic discovery platform enables the company to create product candidates based on 1) biological insights that are both counterintuitive and deeply rooted in data, and 2) novel chemistry. Our lead product candidate, IMM-1-104, aims to achieve pan-RAS activity that selectively impacts cancer cells to a greater extent than healthy cells. IMM-1-104 is designed to be a highly selective third generation dual MEK inhibitor that modulates the signaling dynamics of the MAPK pathway by driving deep cyclic inhibition that deprives tumor cells of the sustained proliferative signaling required for rapid growth, while providing a cadenced, normalized level of signaling designed to spare healthy cells. IMM-1-104 is being developed to treat advanced solid tumors in patients harboring RAS mutations, and is translationally guided by Immuneering's proprietary, human-aligned 3D tumor modeling platform combined with patient-aligned bioinformatics. In addition to IMM-1-104, we are currently evaluating IMM-6-415 in IND-enabling studies. Our earlier drug discovery pipeline includes five additional oncology programs as well as two neuroscience programs.

On September 30, 2022, the U.S. Food and Drug Administration allowed our Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced RAS mutant solid tumors to proceed.  We are currently recruiting for the trial and we plan to dose the first patient in the trial in the fourth quarter of 2022. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial will evaluate IMM-1-104 in order to establish a recommended Phase 2 dose in solid tumor patients with evidence of any RAS mutation. The Phase 2a portion will evaluate dose expansion of IMM-1-104 in patients with certain RAS mutated cancers, including pancreatic, melanoma, colorectal and lung. In addition, we plan to submit an Investigational New Drug Application (“IND”) for IMM-6-415 to the FDA in the fourth quarter of 2023.  We anticipate submitting at least one additional IND for our other oncology programs in 2024.

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

BioArkive is a San Diego based contract research organization that has previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive was fully integrated into our operations and exclusively supports our internal preclinical research activities for our oncology pipeline. In connection with the acquisition, we assumed the obligations under BioArkive’s three lease agreements.

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

Since inception, we have had significant annual operating losses. Our net loss was approximately $37.3 million, for the nine months ended September 30, 2022 and $33.5 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of approximately $96.5 million and approximately $117.2 million in cash and cash equivalents and marketable securities.

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

We have not had any internally developed products approved for sale. We do not expect to generate any product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our internally developed product candidates. If we obtain regulatory approval for any of our internally developed product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

We expect revenue to continue to decrease as we have deprioritized new services work in order to focus on developing our wholly owned pipeline. In September 2022, we completed our last remaining services contract associated with the computational biology professional services business. At this time, we do not anticipate entering into any new service contracts or agreements.

We are in the process of discontinuing biosample storage, which was acquired through the BioArkive transaction, to external parties and expect it to complete by the end of 2022. The revenue earned associated with this is immaterial to the financial statements and is expected to continue to decrease until these external services are discontinued.

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

Research and Development

Research and development expenses account for a significant portion of our operating expenses. Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of our research platform, product candidates, discovery efforts and preclinical and clinical activities related to our program pipeline.

Our direct costs include:

●	expenses incurred under agreements with third-party contract research organizations, or CROs, and other vendors that conduct our preclinical and clinical activities on our behalf; including clinical trial sites that conduct research and development activities on our behalf.
●	laboratory expenses related to the execution of discovery programs, preclinical studies and clinical trials;
●	costs related to production of clinical and preclinical materials, including fees paid to contract manufacturers; and

●	consulting fees and expenses related to preparation of initiation of clinical trials

Our indirect costs include:

●	personnel-related expenses, consisting of employee salaries, bonuses, benefits and stock-based compensation expense and recruiting costs for personnel engaged in research and development activities; and
●	facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, maintenance of facilities, insurance, and other supplies.

We expense research and development costs in the periods in which they are incurred. Our direct research and development expenses are not currently tracked on a program-by-program basis, but we anticipate tracking costs on a program-by-program basis at the time IMM-1-104 enters clinical trials, which we expect to occur in the fourth quarter of 2022. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$38	$482	$(444)	(92.1)%
Cost of revenue	19	219	(200)	(91.3)%
Gross profit	19	263	(244)	(92.8)%
Operating expenses
Research and development	9,364	6,207	3,157	50.9%
General and administrative	3,836	2,599	1,237	47.6%
Amortization of intangible asset	7	—	7	N/M %
Total operating expenses	13,207	8,806	4,401	50.0%
Loss from operations	(13,188)	(8,543)	(4,645)	54.4%
Other income (expense)
Interest income	223	17	206	N/M %
Other income (expense)	121	(8)	129	N/M %
Net loss	$(12,844)	$(8,534)	(4,310)	50.5%

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$38	$482	$(444)	(92.1)%

Revenue decreased by approximately $0.4 million, or 92.1%, to approximately $38 thousand for the three months ended September 30, 2022 compared to approximately $0.5 million for the three months ended September 30, 2021. The decrease in revenue was due to the decrease and wind down of the numbers and scope of customer agreements in the three months ended September 30, 2022 compared to September 30, 2021 (approximately $0.4 million).

Cost of Revenue

Cost of revenue decreased by approximately $0.2 million, or 91.3%, to approximately $19 thousand for the three months ended September 30, 2022 compared to approximately $0.2 million for the three months September 30, 2021. The decrease was primarily due to decreased employee-related costs of approximately $0.2 million related to services contracts that were terminated during this period.

Research and Development

The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee-related costs	$3,401	$1,814	$1,587	87.5%
Equity-based compensation expense	507	306	201	65.7%
Outside contract research services	3,367	4,026	(659)	(16.4)%
Facilities and other allocated expenses	2,043	54	1,989	N/M %
Depreciation	46	7	39	557.1%

Total research and development	$9,364	$6,207	$3,157	50.9%

N/M – Not meaningful

Research and development expenses increased by approximately $3.2 million, or 50.9%, to approximately $9.4 million for the three months ended September 30, 2022 as compared to approximately $6.2 million for the three months ended September 30, 2021. The increase of approximately $3.2 million was primarily due to an increase of approximately $1.6 million related to additional employee-related costs and $0.2 million related to equity-based compensation expense, primarily driven by increased headcount. Depreciation, facilities and other allocated expense also increased by approximately $2.0 million in aggregate. Increases in total research and development are partially offset by a decrease of $0.7 million in outside contract research services for preclinical candidates which is due to savings in outside consultant costs that were related to BioArkive which are now incorporated in the employee and facility related costs.

General and Administrative

The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee-related costs	$1,799	$1,420	$379	26.7%
Equity-based compensation expense	558	293	265	90.4%
Professional fees	896	740	156	21.1%
Outside consultants	—	24	(24)	(100.0)%
Facilities and other allocated expenses	442	92	350	380.4%
Other	141	30	111	370.0%

Total general and administrative	$3,836	$2,599	$1,237	47.6%

General and administrative expenses increased by approximately $1.2 million, or 47.6%, to approximately $3.8 million for the three months ended September 30, 2022 compared to approximately $2.6 million for the three months ended September 30, 2021. The increase of approximately $1.2 million was primarily due to an increase in employee-related costs of approximately $0.4 million, increased equity-based compensation expense of $0.3 million, increased facilities and allocated expenses of approximately $0.4 million, increased professional fees for accounting, auditing and legal of $0.2 million, and approximately $0.1 million in other expenses as a result of the Company becoming a public company in the third quarter of 2021.

Amortization of Intangible Asset

Amortization of intangible asset of $7,317 in the three months ended September 30, 2022 is related to the technology acquired for the BioArkive acquisition completed in December 2021.

Other Income (expense)

Interest income increased by approximately $0.2 million due to the interest earned on our cash and cash equivalents and marketable securities balances due to the higher balances as a result of the IPO proceeds.

Other expense increased by approximately $129 thousand as a result of the increase in the amortization of premiums related to our marketable securities.

Comparison of the Nine Months September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue	$316	$1,890	$(1,574)	(83.3)%
Cost of revenue	158	947	(789)	(83.3)%
Gross profit	158	943	(785)	(83.2)%
Operating expenses
Research and development	26,395	18,590	7,805	42.0%
General and administrative	11,500	5,123	6,377	124.5%
Amortization of intangible asset	23	—	23	N/M %
Total operating expenses	37,918	23,713	14,205	59.9%
Loss from operations	(37,760)	(22,770)	(14,990)	65.8%
Other income (expense)
Interest income	498	27	471	N/M %
Other income (expense)	(6)	(8)	2	(20.5)%
Net loss	$(37,268)	$(22,751)	(14,517)	63.8%

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$316	$1,890	$(1,574)	(83.3)%

Revenue decreased by approximately $1.6 million, or 83.3%, to approximately $0.3 million for the nine months ended September 30, 2022 compared to approximately $1.9 million for the nine months ended September 30, 2021. The decrease in revenue was due to the decrease and wind down of the numbers and scope of customer agreements in 2022 compared to 2021.

Costs of Revenue

Cost of revenue decreased by approximately $0.8 million, or 83.3%, to approximately $0.2 million for the nine months ended September 30, 2022 compared to approximately $0.9 million for the nine months ended September 30, 2021. The decrease was primarily due to decreased employee related costs as a result of the wind down of the customer agreements in 2022 compared to 2021.

Research and Development

The following table summarizes the components of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee-related costs	$10,125	$5,631	$4,494	79.8%
Equity-based compensation expense	1,445	571	874	153.1%
Outside contract research services	9,989	12,073	(2,084)	(17.3)%
Facilities and other allocated expenses	4,730	292	4,438	N/M %
Depreciation	106	23	83	360.9%

Total research and development	$26,395	$18,590	$7,805	42.0%

N/M – Not meaningful

Research and development expenses increased by approximately $7.8 million, or 42.0%, to approximately $26.4 million for the nine months ended September 30, 2022 as compared to approximately $18.6 million for the year ended September 30, 2021. The increase of approximately $7.8 million was primarily due to an increase of approximately $4.5 million related to additional employee-related costs and $0.9 million related to equity-based compensation expense, primarily driven by increased headcount. Depreciation, facilities and other allocated expense also increased by approximately $4.5 million in aggregate. Increases in total research and development are partially offset by a decrease of $2.1 million in outside contract research services for preclinical candidates which is due to savings in outside consultant costs that were related to BioArkive which are now incorporated in the employee and facility related costs.

General and Administrative

The following table summarizes the components of general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee-related costs	$6,026	$2,563	$3,463	135.1%
Equity-based compensation expense	1,561	515	1,046	203.1%
Professional fees	2,150	1,853	297	16.0%
Outside consultants	68	36	32	88.9%
Facilities and other allocated expenses	1,144	68	1,076	N/M %
Other	551	88	463	526.1%

Total general and administrative	$11,500	$5,123	$6,377	124.5%

N/M – Not meaningful

General and administrative expenses increased by approximately $6.4 million, or 124.5%, to approximately $11.5 million for the nine months ended September 30, 2022 compared to approximately $5.1 million for the nine months ended September 30, 2021 as a result of the Company becoming a public company in third quarter of 2021. The increase of approximately $6.4 million was primarily due to increased employee related costs of $3.5 million, an increase of $1.1 million for facilities and other allocated expense, increased equity-based compensation expense of approximately $1.0 million, increased professional fees incurred for accounting, auditing, legal, and tax services of approximately $0.3 million, and an increase of $0.5 million in other expenses.

Amortization of Intangible Asset

Amortization of intangible asset of $22,737 in the nine months ended September 30, 2022 is related to the technology acquired for the BioArkive acquisition completed in December 2021.

Other Income (Expense), Net

Interest income increased by approximately $0.5 million due to the interest earned on our cash and cash equivalents and marketable securities balances due to the higher balances as a result of the IPO proceeds.

Other expense decreased as a result of the increase in the amortization of premiums related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations through service revenues, the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. In September 2022, we completed our last remaining services contract and, at this time, we do not anticipate entering into any new service contracts or agreements. Based upon our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into the third quarter of 2024.

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

On August 10, 2022, we entered into an Equity Distribution Agreement, or the Sales Agreement, with Piper Sandler & Co, or the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. For the three months ended September 30, 2022, we did not sell any shares of common stock under the Sales Agreement.

As of September 30, 2022, we have contractual obligations related to various leases of $0.1 million for 2022, $0.8 million for 2023, $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026 and $4.5 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,353)	$(21,612)
Investing activities	33,679	(52,808)
Financing activities	204	144,257

Net increase in cash and cash equivalents	$1,530	$69,837

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, operating activities used approximately $32.4 million of cash, primarily resulting from our net loss of approximately $37.3 million, partially offset by right-of-use asset amortization of $0.4 million and equity-based compensation expense of approximately $3.0 million.

During the nine months ended September 30, 2021, operating activities used approximately $21.6 million of cash, primarily resulting from our net loss of approximately $22.8 million and cash provided by changes in our operating assets and liabilities of approximately $0.1 million, partially offset by equity-based compensation expense of approximately $1.2 million.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2022, investing activities provided approximately $33.7 million of cash, primarily resulting from the maturities of marketable securities of approximately $72.1 million, partially offset by purchases of marketable securities for $37.7 million and purchases of property and equipment of $0.7 million.

During the nine months ended September 30, 2021, investing activities used approximately $52.8 million, primarily resulting from the purchases of marketable securities of approximately $52.8 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was approximately $0.2 million, consisting of approximately $0.3 million from the exercise of stock options, offset by $0.1 million of payments towards offering costs.

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

Future Funding Requirements

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

●	the impacts of the pandemic related to COVID-19 and its variants and potential future pandemics;
●	the costs and results of our current and future clinical trials for our product candidates;
●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
●	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
●	the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;
●	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property related claims;
●	the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
●	our ability to access the private and public capital markets or to obtain financing at commercially reasonable rate;
●	the ability to receive additional non-dilutive funding, including grants from organizations and foundations; and
●	the costs of operating as a public company.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

We may remain classified as an EGC until the end of the fiscal year following the fifth anniversary of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of September 30 of any year before that time, or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal financial officer and principal accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical and clinical studies of our product candidates, including the anticipated Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors for which we are currently recruiting and plan to dose the first patient in the trial in the fourth quarter of 2022. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies developing products in rapidly evolving fields. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses for the past several years and we expect to continue to incur significant net losses for the foreseeable future and may never obtain profitability.

We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $37.3 million and $33.5 million for the nine months ended September 30, 2022 and year ended December 31, 2021 respectively. As of September 30, 2022, we had an accumulated deficit of approximately $96.5 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. The IND for our lead product candidate, IMM-1-104 was allowed to proceed by the FDA during the third quarter of 2022. We are currently recruiting for the trial and we plan to dose the first patient in the trial in the fourth quarter of 2022 the treatment of advanced solid tumors in patients harboring RAS mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, it is likely that we will need to obtain substantial additional funding in order to maintain our continuing operations in the future.

As of September 30, 2022, we had approximately $117.2 million in cash and cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We may seek additional capital through a variety of means, including through public or private equity offering made pursuant to the Sales Agreement or otherwise, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

While we submitted our IND for IMM-1-104 with the FDA and received authorization to proceed in the third quarter of 2022, we may not be able to submit additional INDs or comparable documents for IMM-1-104 or our other potential product candidates on the timeline we expect. We may also experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Our company has limited experience in designing clinical trials and may experience delays or unexpected difficulties in obtaining regulatory approval for our current and future product candidates.

We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our ongoing or planned clinical trials or any future clinical trials will be successful. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

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

A key element of our strategy is to use and expand our DCT platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery, preclinical and clinical development of IMM-1-104, it and other product candidates may not be safe or effective for the indications for which we study them in clinical trials, and we may not be able to develop any other product candidates. Our DCT platform is evolving and may not reach a state at which building a pipeline of product candidates is possible.

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

We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trial for our lead product candidate, IMM-1-104. We have also not yet submitted our IND application for IMM-6-415. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of small molecules targeting the MAPK and mTOR pathways in cancer therapy and small molecules targeting central nervous system disorders, including AD.

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

• the successful initiation, patient enrollment and completion of our clinical trial for which we are currently recruiting and future clinical trials which we may initiate, on a timely basis, including any delays arising out of the pandemic related to COVID-19 and its variants or any future pandemic;

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

The COVID-19 pandemic and potential future pandemics could continue to adversely impact our business, including our current and future clinical trials, supply chain and business development activities.

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

• delays in receiving approval from local regulatory authorities to initiate or conduct our ongoing or planned clinical trials;

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

Our current or future clinical trials may be affected by the pandemic related to COVID-19 and its variants or any future pandemic. For example, some clinical trial sites have slowed down or stopped further enrollment of new patients in clinical trials, denied access to site monitors and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and its variants, may be adversely impacted. Our planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs will act in accordance with the guidance issued by the FDA in our future clinical trials to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic related to COVID-19 and its variants. This may have unforeseen effects on the enrollment, progress and completion of these trials and the findings. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK respectively. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. On July 16, 2020, the Court of Justice of the European Union or the CJEU invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA  postponed most inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that  remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the pandemic related to COVID-19 and its variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of November 10, 2022, we owned one issued patent and pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

As of September 30, 2022, we had 74 full-time employees, including 63 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 68.0% of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.

Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Class A and/or Class B common stock, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Class A common stock that were sold in the initial public offering and shares of Class A common stock that will be sold under the registration statement filed with the SEC on August 10, 2022 are, or will be, as applicable, freely transferable without restrictions or further registration under the

Securities Act , except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of our Class A common stock that are outstanding are either unrestricted or restricted as a result of securities laws. In addition, there are shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plans and may become eligible for future sale subject to vesting, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to our trade secrets, health-related or other personal information or other proprietary or sensitive information, it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions, and it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to data privacy and security laws. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	10-Q	001-40675	3.2	9/9/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.1	Equity Distribution Agreement, dated as of August 10, 2022, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-266738	1.2	8/10/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*  Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: November 10, 2022	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Vice President of Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)