Form 10-K
period 2022-12-31
Immuneering Corp
filed 2023-03-06
CIK 1790340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $112.1 million (based upon the closing sale price of the Class A common stock on that date on the Nasdaq Global Market).

As of February 27, 2023, the registrant had 26,436,109 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for IMM-1-104, IMM-6-415, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company, the ongoing impact of the pandemic related to COVID-19 and its variants on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability including our revenue streams, our anticipated financial performance and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our limited operating history;
●	our history of operating losses;
●	our ability to raise the substantial additional capital that will be required to finance our operations;
●	the difficulty of obtaining regulatory approval for any of our current or future product candidates;
●	our ability to submit an Investigational New Drug application (“IND”), or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
●	our limited experience in designing and conducting clinical trials;
●	the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
●	risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
●	the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
●	our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies such as DCT and Fluency;
●	risks related to competition in our industry;

●	the market opportunity for our product candidates, if approved;
●	risks related to manufacturing;
●	risks related to our reliance on third parties;
●	risks related to our intellectual property;
●	risks related to the pandemic related to COVID-19, its variants and future pandemics; and
●	other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in Part II, Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

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

Risk Factors Summary

We are subject to numerous risks and uncertainties, including those further described below in Part I Item IA. “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

●	We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We have incurred significant net losses for the past several years and we expect to continue to incur significant net losses for the foreseeable future and may never obtain profitability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
●	We may encounter substantial delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
●	Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	We are early in our development efforts. Our business is substantially dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval to treat the indications we seek to treat with our product candidates, and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	We are substantially dependent on our platform, including our proprietary technologies such as DCT and Fluency, which are supported by our information technology systems. Any failure of these or other elements of our platform will materially harm our business.
●	Our long-term prospects depend in part upon discovering, developing and commercializing product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
●	Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our DCT platform to build a pipeline of product candidates with commercial value.
●	We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The COVID-19 pandemic and potential future pandemics could continue to adversely impact our business, including our current and future clinical trials, supply chain and business development activities.
●	We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be impaired, and we may not be able to compete effectively in our market.

PART I

Item 1. Business

We are a clinical-stage oncology company developing medicines for broad populations of cancer patients. Our initial aim is to develop a universal-RAS therapy, an approach designed to include patients with solid tumors driven by any mutation in KRAS, NRAS, or HRAS. Our inclusive approach differentiates us from narrowly targeted precision therapies, which are limited to patients with tumors harboring select mutations.

We are currently evaluating our lead product candidate, IMM-1-104, in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS mutations. IMM-1-104 is being developed as a once-daily oral monotherapy that aims to achieve universal-RAS activity through deep cyclic inhibition of the MAPK pathway. Deep cyclic inhibition is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our second product candidate, IMM-6-415, aims to achieve universal-MAPK activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of the MAPK pathway. IMM-6-415 is currently in Investigational New Drug application, or IND, enabling studies. Our pipeline also includes Trifecta MEK, RAS modulators, and other small molecule drug discovery programs.

In November 2022, we commenced dosing in our Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced RAS mutant solid tumors. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes a dose escalation and expansion portion and will evaluate IMM-1-104 using a Bayesian modified toxicity probability interval, or mTPI-2, statistical design to establish an optimized recommended Phase 2 dose in solid tumor patients with evidence of any RAS mutation. The planned Phase 2a portion will evaluate IMM-1-104 at the recommended Phase 2 dose in an expanded cohort of solid tumor patients with certain RAS mutated cancers, including potentially pancreatic, melanoma, colorectal and lung. IMM-1-104 is currently in the dose escalation portion of the trial. We anticipate reporting initial PK and safety data from the Phase 1 portion of the clinical trial in mid-2023, and initial PD modeling and additional PK and safety data in the second half of 2023. Subject to the results from the Phase 1 portion of the trial, including safety and tolerability data, we anticipate initiating the Phase 2a portion of the trial in mid-2024.

Overview

Our platform is enabled by two key elements:

●	Bioinformatics: our ability to efficiently analyze high-throughput molecular-level biochemical assays, including transcriptomics, genomics and/or proteomics, collectively referred to as Omics data; and
●	3D Tumor Modeling: our ability to conduct in vitro studies in our own labs using proprietary humanized 3D tumor growth assays that we believe predict in vivo activity more accurately than traditional 2D cell culture models.

These different types of biochemical and 3D tumor growth assays each provide us with unique information about the molecular mechanisms of disease biology and drug response and help to guide our translational planning and development. Since our inception, we have partnered with industry-leading pharmaceutical and biotechnology companies to perform a variety of analyses that utilize our expertise in translational bioinformatics. Examples publicly disclosed by our partners include our analyses of ibrutinib, ipilimumab, daratumumab, glatiramer acetate and pridopidine.

In early 2018, we began applying our proprietary platform and approach to internally develop our wholly owned pipeline of orally administered small molecule drug programs. Our approach played a critical role in determining the most important characteristics for and creation of IMM-1-104. Specifically, our platform enables us to:

●	leverage insights from human data to identify disease transcriptional profiles we aim to counteract;
●	identify novel biology, specifically evaluating potential new ways to drug an existing target by utilizing our proprietary Disease Cancelling Technology, or DCT, and analyze mechanisms of existing drugs;
●	generate novel chemistry that is designed to overcome MAPK-feedback loops and other adaptive resistance mechanisms to achieve optimal signaling dynamics; and
●	profile IMM-1-104 and any other product candidates in a large number of proprietary humanized 3D tumor growth assays using our own translational planning to identify the types of cancer we believe most likely to be sensitive to the product candidate.

Our current oncology programs are focused on tumors driven by mutations of the RAS/RAF/MEK/ERK, or MAPK pathway, and other relevant signaling pathways. Existing drugs targeting the MAPK pathway are limited by toxicity, resistance and/or are narrowly focused on subpopulations with specific mutations. The MAPK pathway functions to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation and progression of tumors.

Fundamental Cancer Signaling Cellular Pathways

Deep Cyclic Inhibition of Cancer Signaling Pathways Challenges the Prevailing Chronic Ablation Approach

Each of the programs in our oncology pipeline is designed to drive cyclical disruption of abnormal activation of the MAPK signaling pathway or other relevant signaling pathways, with the goal of maximizing antitumor therapeutic effects while limiting drug-related toxicity and adaptive resistance.

Traditional targeted oncology drug development generally seeks to chronically sustain pathway inhibition, by prioritizing drugs with long to moderate half-lives and dosing them at intervals that maintain a sufficient level of drug, even at trough, to maintain target occupancy. This prevailing chronic ablation approach can cause on-target drug-related toxicity and limit clinical durability as a result of drug holidays, treatment discontinuation, and/or adaptive resistance. By contrast, our differentiated approach, based on counterintuitive insights derived from our translational bioinformatics platform, is to design novel drugs with at least three key aims: 1) achieve a manyfold higher CMax, 2) display a short plasma drug half-

life, and 3) endow drugs with the ability to block feedback loops that would otherwise be susceptible to pathway reactivation.  This design aims to provide enhanced mechanistic control of the target of interest and break tumor addiction, to prevent tumors from indefinitely self-replicating, metastasizing and evading the host’s immune system, among other capabilities. By cyclically disrupting these core oncogenic signaling pathways in cancer cells (i.e., imposing normalized signaling dynamics), we believe we can create novel therapeutics that maximize therapeutic activity in broad patient populations while providing an improved tolerability profile and improved durability through reduced pressure stemming from adaptive resistance. We believe we are pioneers in this unique approach of therapeutically leveraging signaling dynamics against tumor addiction.

Pharmacokinetic Conceptual Visualization: Traditional Sustained Pathway Attenuation Versus Deep, Cyclic Inhibition

Our Wholly Owned Pipeline

Our oncology programs target clinically validated pathways, while seeking to improve patient outcomes across a wide range of solid tumor types through our differentiated programs. Our current pipeline of product candidates and discovery programs is depicted below.

Universal-RAS Program (IMM-1-104)

Our lead product candidate, IMM-1-104, is being developed as a once-daily oral monotherapy in RAS mutant tumors. IMM-1-104 is designed to achieve a unique pharmacokinetic, or PK, profile: it aims for a manyfold higher CMax to provide stronger inhibition of the MAPK pathway than has been observed with first and second generation MEK inhibitors, followed by a complete release of the MAPK pathway through a near-zero drug trough.  We believe this deep cyclic inhibition may enable broad universal-RAS activity with improved tolerability and limit the development of adaptive resistance.

IMM-1-104 was observed to bind to mitogen-activated protein kinase kinase, or MEK, and acts as a highly selective inhibitor of mitogen-activated protein kinase kinase kinase, or ERK, activation (i.e., phosphorylation), with a “Dual MEK” function that is designed to block the CRAF-bypass feedback to prevent MAPK pathway reactivation.  IMM-1-104 is designed with a short plasma half-life that reduces sustained pathway inhibition (as depicted below). IMM-1-104 is also designed to prevent RAF-mediated activation of MEK, such as CRAF-bypass, by engagement of the RAF activation loop on MEK, and at elevated levels further disrupt the kinase suppressor of RAS 1 and 2, or KSR. We believe this innovative method of pathway inhibition has the ability to normalize cancer cell signaling dynamics and limits unnecessary harm to normal healthy cells. Collectively, we believe these qualities differentiate IMM-1-104 from other treatment options for RAS mutant and other MAPK-addicted tumors, as well as from known MEK inhibitors, by potentially enabling IMM-1-104 to reduce drug resistance while improving tolerability.

In preclinical studies, we observed that IMM-1-104 inhibited MEK and ERK across a wide range of human and murine solid tumor models, including those with activating mutations in KRAS, NRAS, HRAS and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung, colon, pancreas and skin cancer, and observed tumor stasis or regression with insignificant body weight loss, or BWL, when compared to certain FDA-approved MEK inhibitors at reported human dose equivalent dose and schedules. Given the data observed in these preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and, in the future, if approved, may potentially be administered in select drug combinations for patients with RAS mutant solid tumors who currently have limited treatment options.

In September 2022, the FDA cleared our IND for IMM-1-104 and in November 2022 we commenced dosing in a Phase 1/2a clinical trial for IMM-1-104.  IMM-1-104 is currently in the dose escalation portion of the trial. We anticipate reporting initial PK and safety data from the Phase 1 portion of the clinical trial in mid-2023, and initial PD modeling and additional PK and safety data in the second half of 2023. Subject to the results from the Phase 1 portion of the trial, including safety and tolerability data, we anticipate initiating the Phase 2a portion of the trial in mid-2024.

Universal-MAPK Program (IMM-6-415)

Our second program, which we refer to as our Universal-MAPK program, is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway with an even shorter plasma half-life and accelerated pharmacokinetic cadence relative to IMM-1-104.  Our product candidate for this program is designated as IMM-6-415. In a scientific poster presented at the Society for Immunotherapy of Cancer Annual Meeting in November 2022, we presented preclinical data demonstrating that IMM-6-415 inhibited the growth of RAF and RAS mutant tumors as a monotherapy across multiple human and murine solid tumor models and could be administered in combination with select immune modulators (e.g., checkpoint inhibitors) for the treatment of certain solid tumors, which are often poorly immunologically accessible. IMM-6-415 is designed to target MEK in a way that disrupts the MAPK pathway at ERK through reduction of MEK activation. We designed IMM-6-415 to have a unique PK and pharmacodynamic, or PD, profile that may be optimized for distinct solid tumors, potentially including a broad range of MAPK-driven tumors as a monotherapy, as well as for normalizing the patient’s immune response and promoting maximal antitumor responses when administered in combination with select immune modulators. IMM-6-415 is currently in IND-enabling studies and we plan to submit an IND for IMM-6-415 to the FDA in the fourth quarter of 2023.

Additional Oncology Discovery Research Programs

We are leveraging our platform to continue expanding our oncology pipeline by targeting the MAPK pathway and other relevant signaling pathways representing critical tumor-addicted pathways in novel ways. We also continue to evaluate and prioritize our pipeline, including our earlier stage discovery pipeline. We currently have three additional programs at various stages of drug discovery focused on targeting these pathways through novel pharmacological approaches. We recently streamlined the number of our early discovery programs to three in order to focus our efforts and resources on what we believe represent the most promising near-term areas of development and enable the greatest pipeline synergies. To that end, we have deprioritized and paused our covalent MEK and PI3K programs and combined our RAS inducer and RAS inhibitor program into a RAS modulators program. We have also suspended our neuroscience programs to sharpen our focus on our core oncology programs.

Our Team

We were founded in 2008 by our Chief Executive Officer and President, Benjamin J. Zeskind, Ph.D., and the Chairman of our board of directors, Robert J. Carpenter, with the goal of leveraging translational bioinformatics to generate insights into the mechanisms that cause certain patients to respond to specific medicines across multiple therapeutic areas and then seeking to make responses happen in a much broader population of patients. Our multi-disciplinary R&D team is led by our Chief Scientific Officer, Dr. Brett Hall, who was the translational lead for Sylvant® (siltuximab) and Imbruvica® (ibrutinib) throughout clinical development, and our Chief Medical Officer, Dr. Scott Barrett, an accomplished medical oncologist and R&D expert with more than 30 years of clinical and research experience. Under their leadership, our R&D team brings together expertise across translational bioinformatics, preclinical and clinical development in oncology and includes individuals with extensive experience at some of the leading pharmaceutical companies, including Johnson & Johnson, AstraZeneca, Merck and Incyte.

Our History

Our company is built on more than a decade of experience in translational bioinformatics. Since our founding in 2008, we have utilized this experience to generate insights into the mechanisms that cause certain patients to respond to specific medicines across therapeutic areas, and then sought to apply these insights to create medicines aimed at larger groups of patients. Our computational biology services business helped us to better understand how translational bioinformatics can contribute to each stage of drug development, from early drug discovery to clinical development and through commercialization. However, we recognized the limitations of applying translational bioinformatics in isolation to specific stages of the drug development process and realized that bioinformatics could be even more helpful if applied continuously throughout the drug development process. Over time, we have developed a proprietary technology platform to facilitate that process and, in early 2018, we began applying the extensive counterintuitive insights from and capabilities of our platform and approach to create a wholly owned pipeline of novel small molecule drug programs, initially focusing on oncology.

Our Strategy

We are a clinical-stage oncology company developing medicines for broad populations of cancer patients. Our initial aim is to develop a universal-RAS therapy, an approach designed to include patients with solid tumors driven by any mutation in KRAS, NRAS, or HRAS. Our platform allows us to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. We are developing novel product candidates that aim to optimize safety, efficacy, and durability of response for diseases with suboptimal treatment options. To achieve our mission, we are executing a near-term strategy with the following key elements:

●	Advance our Universal-RAS Program, IMM-1-104, through Clinical Development. We believe that IMM-1-104 has the potential to treat broad populations of solid tumor patients, specifically those with inappropriate activation of the MAPK pathway. IMM-1-104 has been specifically designed to provide deep cyclic inhibition of the MAPK pathway with a once-daily oral dosing cadence. IMM-1-104 was designed to overcome MAPK-feedback loops and to have an intentionally short plasma half-life, which we believe could enable it to provide deep cyclic inhibition. Collectively, we believe IMM-1-104 has the potential to provide broader therapeutic activity and an improved tolerability profile relative to known MEK inhibitors and that IMM-1-104 has the potential to target patients with solid tumors driven by any mutation in KRAS, NRAS, or HRAS. IMM-1-104 is currently being evaluated as a monotherapy in a Phase 1/2a clinical trial.

●	Advance our Universal-MAPK Program, IMM-6-415, into Clinical Development. IMM-6-415 has been specifically designed to provide deep cyclic inhibition of the MAPK pathway with an accelerated cadence relative to IMM-1-104, and we predict that its characteristics will be optimal for twice-daily (BID) administration in humans. We believe that this accelerated cadence will be differentiated from IMM-1-104 for monotherapy activity in a variety of tumors including those with RAF or RAS mutations, as well as enhanced activity in combination with checkpoint inhibitors. IMM-6-415 is currenetly in IND-enabling studies and we plan to submit an IND to the FDA in the fourth quarter of 2023.

●	Progress Our Pipeline of Additional MAPK and other Pathway Programs to IND-Enabling Studies. Other key programs in our pipeline leverage our deep understanding of the MAPK and other relevant signaling pathways, and are grounded in translational bioinformatics and signaling dynamics. For example, we are advancing programs designed to directly modulate RAS activity through novel mechanisms with the aim of killing RAS-driven tumors while sparing healthy cells. We also actively apply our platform to other relevant pathways as new opportunities arise that may strengthen our pipeline.

●	Continue to Grow and Advance Our Platform. We have built a clinical-stage oncology company that fully integrates bioinformatics and translational planning across all aspects of drug discovery and development. We currently utilize our bioinformatics platform for our drug discovery efforts in oncology, which efforts are translationally guided by our proprietary, human-aligned 3D tumor models, and as we advance our product candidates into and through the clinic, we plan to utilize data and insights from our bioinformatics platform and proprietary humanized 3D tumor models to not only guide future clinical development but to also provide key learnings back to our earlier stage programs. Lastly, we continue to iterate on our existing technology and processes, and develop new technologies for our platform, all aimed at creating the most efficient process for the development of product candidates that we believe have the potential to optimize both safety and efficacy in broad patient populations of cancer patients with high unmet medical needs.

Our Bioinformatics Approach

Leveraging our history in translational bioinformatics, we have built a clinical-stage oncology company that incorporates our expertise into every step of our process to discover and develop novel product candidates. Our goal is to meaningfully improve patient outcomes as compared to drugs developed through traditional drug discovery approaches. Our integrated approach has already yielded programs that have exhibited preclinical tumor growth inhibition against a broad range of clinically challenging solid tumors, which are in or advancing towards the clinic. Our lead product candidate IMM-1-104 is currently being evaluated in a phase 1/2a clinical trial and our IMM-6-415 product candidate is currently in IND-enabling studies, while the rest of our programs are in earlier stages of discovery. We have expanded our team of experts, including drug discovery and clinical development experts, to develop a pipeline of product candidates by leveraging our translational bioinformatics expertise.

Cancer Overview

Cancer is the second most common cause of death worldwide with approximately 10 million deaths annually and an incidence of approximately 19.3 million new cases in 2020. Cancer is defined as a collection of diseases in which abnormal cells divide uncontrollably and can invade nearby and distant tissues. The uncontrollable division of abnormal cells typically results in a malignant tumor (i.e., cancerous) or benign tumor (i.e., non-cancerous). There are two main categories of cancer: hematologic (i.e., blood) cancers and solid tumor cancers. Hematologic cancers are cancers of the blood cells, and include leukemia, lymphoma and multiple myeloma. Solid tumor cancers are cancers of any of the body’s other organs or tissue, including the pancreas, skin, lung and colon. Core tumor capabilities seen in cancer patients include the ability to indefinitely self-replicate, develop new blood vessels (i.e., angiogenesis), evade cell death (i.e., apoptosis), sustain self-sufficient growth, invade other tissues (i.e., metastasis), alter signaling pathways, evade immune system responses and modify metabolism. Tumor survival is dependent on certain of these capabilities (i.e., tumor addiction).

MAPK Pathway and Beyond

In all cells, signaling pathways govern how cells regulate themselves as well as direct activities in relation to other cells in the body. One of the most commonly altered signaling pathways in cancer is the MAPK pathway. RAS is a family of related oncogenes found upstream in the MAPK pathway that codes for four highly related protein isoforms, HRAS, NRAS, KRAS4A and KRAS4B. In many solid tumors, the MAPK pathway is inappropriately activated, often through mutations in the key members of the pathway, including RAS. When RAS is switched “on” through the activation of the membrane-bound receptor tyrosine kinase, or RTK, the MAPK pathway functions to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation of tumors.

Through widespread adaptation of molecular profiling, we now recognize that up to one in two cancer patients harbor tumors which are inappropriately activated through the MAPK pathway. Many of these patients display tumors with activation mutations in RAS or RAF, which lie upstream of MEK and ERK. Because inappropriate activation of the MAPK pathway supports many of the core tumor capabilities described above, efforts to create new therapeutics to target this pathway have been a high priority in cancer drug research. However, to date nearly all therapeutics that target the MAPK pathway have been limited to narrow patient subpopulations and have struggled to balance tolerability, durability of response, and efficacy. Nearly all targeted therapeutics against the MAPK pathway have been designed for sustained pathway suppression, which has resulted in on-target drug-related toxicities that limit clinical durability and potential drug-drug combinations. Furthermore, sustained irreversible covalent inhibition of these pathways may lead to treatment resistance, as highlighted in a recent study in the New England Journal of Medicine (N Engl J Med 2021; 384:2382-2393). The study focused on patients treated with adagrasib, an irreversible covalent inhibitor of KRASG12C, and reported that 45% of patients (17 patients out of 38) in the study receiving adagrasib monotherapy developed resistance. Of these patients, many resistance mechanisms were observed involving non-G12C variations in KRAS, variations in NRAS or BRAF, or other resistance mechanisms related to the MAPK pathway. A second recent study published in Nature (November 10, 2021) evaluated 43 patients treated with sotorasib, an irreversible covalent inhibitor of KRASG12C, and reported 27 patients with multiple treatment-emergent resistance alterations. Of these, 70% (19 out of 27) patients reported resistance mechanisms involving RAS/RAF mutations (Nature 2021; 599:679-683).

Developing novel therapeutics to effectively, broadly and safely target this pathway may provide clinical benefit in large patient populations with significant unmet needs. In addition, although this pathway represents one of the most active areas in cancer drug discovery and development, targeted therapeutics that more effectively and safely normalize, but not chronically ablate, ERK signaling may uncouple drug activity and tolerability, while optimizing both. Our pipeline is designed to disrupt molecular pathways in a pulsatile way that undermines tumor addiction while limiting drug-related toxicity of normal healthy cells that are less reliant on a sustained high level of signaling along these pathways

Our Differentiated Approach to Tackling Some of the Most Challenging Cancers

We are leveraging our platform to target tumors driven by the MAPK pathway and other relevant signaling pathways. Our differentiated approach is to design drugs that can achieve high Cmax levels through short half-lives and provide enhanced mechanistic control of the target of interest and break tumor addiction through deep, cyclic disruption of these pathways (i.e., regulate signaling dynamics and reduce adaptive resistance). We believe we are pioneers in therapeutically leveraging signaling dynamics against tumor addiction, and our insights derived from our translational bioinformatics platform supports our belief that this approach may result in novel therapies targeting this pathway and potentially other pathways. Traditional drug approaches have been designed to sustain pathway inhibition, which leads to on-target drug-related toxicity and becomes limiting for clinical durability as a result of drug holidays, treatment discontinuation, or the development of adaptive resistance. Mutational activation and/or overexpression of key signaling components that activate the MAPK pathway are well-known, and MEK has been previously validated as a therapeutic target. We believe our programs, as compared to FDA-approved treatments targeting the MAPK pathway, have the potential to be differentiated by their unique potential combination of target engagement, PK and PD profile. For example, our lead product candidate, IMM-1-104, is designed to inhibit ERK and MEK, prevent MAPK pathway reactivation and have a short plasma half-life, which would reduce sustained pathway inhibition compared to other drugs targeting the same mechanistic pathway. By cyclically disrupting these core oncogenic signaling pathways in cancer cells, we believe we can create novel therapeutics in oncology that maximize therapeutic activity in broad patient populations while providing improved tolerability as compared to other FDA-approved treatments and treatments currently being developed for cancers caused by MAPK pathway activation.

Our Pipeline

Our current development programs in oncology are focused on providing treatments for patients with solid tumors caused by mutations of the MAPK pathway or other relevant signaling pathways. Our Universal-RAS product candidate, IMM-1-104, is currently being evaluated in a Phase 1/2a clinical trial, and our Universal-MAPK product candidate, IMM-6-415 is currently being evaluated in IND-enabling studies. IMM-1-104 and IMM-6-415 are complemented by multiple earlier stage programs that are designed to uniquely target the MAPK pathway or other relevant signaling pathways. The following table summarizes our oncology pipeline:

Overview of Our Lead Program: Universal-RAS, IMM-1-104

Background of MEK Inhibitors

Activating mutations of RAS and/or RAF in the MAPK pathway are observed in approximately 30% of all cancer patients, and inappropriate activation of this pathway is observed in up to 50% of all tumors and represents one of the most highly utilized signaling pathways in oncology. In aggressive solid tumors of the pancreas, skin, lungs and colon, mutations in RAS and/or RAF are even more common. For example, approximately 40% of lung cancers and approximately 90% of pancreatic cancers are due to RAS and/or RAF mutations. To date, FDA-approved MEK inhibitors have been ineffective at treating RAS mutant tumors when compared to BRAF mutant tumors because of a well-known mechanism of resistance, CRAF-mediated MEK reactivation, also known as CRAF-bypass. In addition, a well-known limitation of current FDA approved MEK inhibitors are high rates of serious drug-related adverse events, or SAE’s, most often observed in over 50% of treated patients, which leads to drug intolerability. The longer half-life of these drugs (e.g., up to 2 to 4 days) with once per day or less frequent dosing, or moderate half-life (e.g., 3 to 6 hours) with increased dosing frequency, contributes to high rates of adverse events because these drugs systemically circulate for an extended period of time harming healthy normal cells, which also rely on the pathway for survival. Our goal in developing IMM-1-104 is to address these shortcomings and potentially provide patients with better outcomes, improved tolerability, durability and expand drug-drug combination opportunities (as depicted below).

IMM-1-104: Designed for Universal-RAS Activity as a once-daily oral monotherapy

Our Solution: IMM-1-104

We have leveraged our platform to develop our lead product candidate in our Universal-RAS program, IMM-1-104, which is designed to be a highly selective dual-MEK inhibitor, to inhibit ERK and MEK, and to promote additional scaffold-related disruption of KSR at elevated drug levels. We are developing IMM-1-104 to treat patients with cancer, including pancreatic, melanoma, colorectal and non-small cell lung cancer, or NSCLC, caused by mutations of RAS. In order to overcome MAPK-feedback and CRAF-mediated MEK activation, a well-known limitation of current FDA-approved MEK inhibitors, we developed IMM-1-104 to allosterically inhibit MEK by targeting the site lying adjacent to the binding pocket of adenosine triphosphate, or ATP, which would result in downstream inhibition of ERK. In addition, unlike FDA-approved MEK inhibitors, IMM-1-104 is designed to prevent MEK activation through a unique target engagement to prevent RAF or KSR-mediated activation of MEK. We believe that bypassing pathway reactivating drug resistance mechanisms would provide for better patient outcomes by enhancing therapeutic activity throughout the course of treatment. By reducing or eliminating steady state drug trough levels, we also designed IMM-1-104 to limit or reduce high rates of serious drug-related adverse events that have been observed in current FDA-approved MEK inhibitors (e.g., which can range from 45% to 69%), most often given in combination with a RAF inhibitor, which contributes to discontinuation rates of up to 10% to 15%.

With a goal of improving tolerability, we designed IMM-1-104 to have a short plasma half-life, to result in a near-zero steady state drug trough concentration to enable deep, cyclic inhibition of the MAPK pathway. We believe this method of drug cadence-driven pathway inhibition has the potential to normalize cancer cell signaling dynamics and prevent further damage to normal healthy cells. Collectively, we believe these dosing attributes may differentiate IMM-1-104 from known MEK inhibitors by potentially allowing IMM-1-104 to reduce drug resistance while improving tolerability due to its design to allosterically inhibit MEK, be uniquely resistant to MAPK pathway reactivation and to enable deep, cyclic inhibition stemming from a short plasma half-life.

Preclinical Studies Overview: IMM-1-104

In multiple preclinical studies, we observed that IMM-1-104 inhibited activation of MEK (i.e., pMEK) as well as activation of ERK (i.e., pERK) across a wide range of murine and humanized 3D solid tumor models, including those with MAPK pathway activating mutations in KRAS, NRAS, HRAS and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung (i.e., A549), colon (i.e., Colon-26), pancreas (i.e., MIA PaCa-2. CAPAN-2) and skin cancer (i.e., A375 and SK-MEL-2), and observed superior antitumor activity with insignificant body weight loss, or BWL, when compared to certain FDA-approved MEK inhibitors and superior to non-inferior antitumor activity when compared to certain FDA-approved KRAS-G12C and BRAF inhibitors at reported human dose equivalent dose and schedules. Given the data observed in our previously conducted preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and, in the future, may potentially be administered in select drug combinations for patients with RAS mutant solid tumors who currently have limited treatment options.

Preclinical Studies: Maximum Tolerated Dose and Therapeutic Effect Data

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

Preclinical Studies: Pharmacogenomics Data

In a pharmacogenomics study utilizing a colorectal KRASG12D tumor model in BALB/c mice, we evaluated downstream ERK inhibition of the MAPK pathway after IMM-1-104 treatment. We orally administered vehicle, selumetinib and IMM-1-104 twice a day at 100 mg/kg/dose, then harvested the tumors after 18 days of chronic treatment at 2 and 12 hours following the last drug dose to evaluate RNAseq changes. The tumors were collected across distinct BALB/c mice and RNAseq changes were evaluated using statistical analysis software. Consistent with IMM-1-104’s designed short plasma half-life, we observed deep, cyclic inhibition of most of the top genes in the ERK transcriptome, as noted by the differences of the dark and light blue bars, which we believe suggests the potential for improved tolerability by allowing healthy normal cells to regenerate before the next dose is administered. For example, Erg1 and Spry4 were both downregulated over 16-fold at 2 hours after receiving the first dose on day 18 of the study, and at 12 hours after the first dose, which was prior to the second dose, both genes were approaching their baseline state when compared to vehicle treated tumors (as depicted below). In contrast to IMM-1-104, we did not observe deep cyclic inhibition by selumetinib, but rather observed sustained MAPK pathway suppression versus vehicle groups between the two timepoints on day 18 (as depicted below). The top 20 genes were a subset of a 52-gene signature for ERK signaling.

Head-to-Head Comparison of IMM-1-104 Against Selumetinib Using a Colon-26 Syngeneic Tumor Model: Deep Cyclic Inhibition of the ERK Transcriptome Observed

* Adjusted p-value < 0.05, for each treatment versus vehicle (n = 3-4 independent tumors per group)

Preclinical Studies: Resistance to CRAF-bypass Observed

We evaluated IMM-1-104 head-to-head against four FDA-approved MEK inhibitors for CRAF-bypass resistance in a KRAS mutant NSCLC tumor model. We exposed the tumor cells with 100 nM of each drug for 2 hours and evaluated MEK and ERK activation levels. We observed that IMM-1-104 reduced overall activity of the MAPK pathway at ERK and pathway reactivation at MEK through a decrease in MEK and ERK activation, resulting in CRAF-bypass resistance. In contrast, we observed that all four FDA-approved MEK inhibitors displayed an increase in activated MEK, resulting in CRAF-bypass (as depicted below).

Head-to-Head Comparison of IMM-1-104 against Four FDA-Approved MEK Inhibitors Using a A549 Xenograft Tumor Model: Prevented Downstream Activation of ERK (↓ pERK) and Inhibited Activation of MEK (↓ pMEK)

Preclinical Studies: Tumor Regression and Body Weight Loss Observed

We evaluated IMM-1-104 head-to-head against binimetinib and selumetinib in an aggressive murine colorectal tumor model (i.e., Colon-26), which expresses mutant KRASG12D. We observed that IMM-1-104 demonstrated greater tumor growth inhibition, where notably 5 of 8 mice experienced tumor regression during the first 10 days of dosing, as well as greater tolerability, evidenced by changes in BWL. In addition, we observed that IMM-1-104 had overall better durability of antitumor response as compared to the two FDA-approved MEK inhibitors, as demonstrated by significantly lower tumor volume, or TV, progression. This study demonstrated that IMM-1-104 as compared to binimetinib and selumetinib provided greater tumor inhibition, lower BWL and lower TV progression (as depicted below).

Head-to-Head Comparison of IMM-1-104 Against Binimetinib and Selumetinib Using a Colon-26 Syngeneic Tumor Model: Body Weight Loss and Tumor Volume Observed

After observing the results of the Colon-26 tumor study, we completed two follow-up in vivo studies, where we evaluated IMM-1-104 head-to-head against binimetinib or encorafenib, a BRAF inhibitor, as monotherapy plus the combination of binimetinib with encorafenib in BALB/c mice tumor models with RAS and RAF mutations. It should be noted that when encorafenib is used to treat KRAS mutant tumors that are wild type for BRAF, it can paradoxically activate the MAPK pathway and antagonize the effects of binimetinib. In addition, the drug doses and schedules used for binimetinib and encorafenib in these studies were consistent with or exceeded what was provided in their NDAs to the FDA for human-relevant exposures in rodent models.

We evaluated IMM-1-104 head-to-head against binimetinib monotherapy and in combination with encorafenib in the KRASG12S human NSCLC xenograft tumor model (i.e., A549). When comparing IMM-1-104 to binimetinib monotherapy, we observed that IMM-1-104 had greater tumor growth inhibition (as depicted below). The observations of IMM-1-104 head-to-head against binimetinib alone and in combination with encorafenib, which was not considered relevant for a KRAS mutant, RAF wild-type tumor model, has been included in the figure below for comparison purposes.

Head-to-Head Comparison of IMM-1-104 Against Binimetinib +/- Encorafenib Using a A549 Xenograft Tumor Model: Tumor Volume

## IMM-1-104

(150 mg/kg BID p.o.)

Tumor volume (Median ± Quartile; mm³)
Time (days)
IMM-1-104
(TGI = 91%)
IMM-1-104
(TGI = 95%)
MEDIAN Vehicle 0 mg/kg BID po
MEDIAN 100 mg/kg IMM-01-00104 BID po
MEDIAN 150 mg/kg IMM-01-00104 BID po

## Binimetinib + Encorafenib

(10 mg/kg BID + 60 mg/kg QD p.o.)

Tumor volume (Median ± Quartile; mm³)
Time (days)
Encorafenib
(TGI = 41%)
...minus 1 → TV limit
Bin + Enc
(TGI = 62%)
Binimetinib
(TGI = 79%)
MEDIAN Vehicle 0 mg/kg QD po : Vehicle 0 mg/kg BID po
MEDIAN 60 mg/kg Encorafenib QD po : Vehicle 0 mg/kg BID po
MEDIAN Vehicle 0 mg/kg QD po : 10 mg/kg Binimetinib BID po
MEDIAN 60 mg/kg Encorafenib QD po : 10 mg/kg Binimetinib BID po

A549 ($KRAS^{G12S}$) NSCLC Xenograft Tumor Model in Athymic Nude Mice

Binimetinib and encorafenib were commercially purchased

*Tumor Growth Inhibition (TGI) % = $[1 - (T_i - T_0)/(C_i - C_0)]$x100%; Expanded TGI formula vs. previous 1-[T/C]x100% method*
*Human Dose Equivalent (HDE) binimetinib = 1-3 mg/kg BID*

We also evaluated IMM-1-104 head-to-head against binimetinib and encorafenib monotherapy and the combination of binimetinib with encorafenib in a BRAFV600E human melanoma xenograft model. It should be noted that the administered combination of binimetinib and encorafenib for BRAF mutant melanoma, such as BRAFV600E/K, is an FDA-approved combination. As expected, when comparing IMM-1-104 alone to binimetinib in combination with encorafenib, we observed that the combination therapy had greater tumor growth inhibition (as depicted below). However, when we compared IMM-1-104 to binimetinib monotherapy, we observed that IMM-1-104 had greater tumor growth inhibition (as depicted below). While our initial focus is on monotherapy of RAS mutant disease, we believe the greater single agent MEK inhibitor activity observed with our deep cyclic inhibition approach demonstrates the potential of IMM-1-104 (and/or IMM-6-415, which has an accelerated cadence of deep cyclic inhibition) in drug-drug combinations with other MAPK pathway inhibitors, such as encorafenib, to treat RAF mutant cancers, such as BRAFV600E/K, among other MAPK pathway mutations.

Head-to-Head Comparison of IMM-1-104 Against Binimetinib +/- Encorafenib Using a A375 Xenograft Tumor Model: Tumor Volume

IMM-1-104
(100 & 150 mg/kg BID p.o.)
Tumor Volume (Median ± quartile; mm³)
Time (days)
IMM-1-104
(TGI = 80%)
(TGI = 96%)
MEDIAN Vehicle 0 mg/kg BID po
MEDIAN 100 mg/kg IMM-01-00104 BID po
MEDIAN 150 mg/kg IMM-01-00104 BID po

Binimetinib + Encorafenib
(10 mg/kg BID + 60 mg/kg QD p.o.)
Tumor Volume (Median ± quartile; mm³)
Time (days)
Binimetinib
(TGI = 51%)
Encorafenib
(TGI = 99%)
Bin + Enc
(TGI = 107%)
MEDIAN Vehicle 0 mg/kg QD po : Vehicle 0 mg/kg BID po
MEDIAN 60 mg/kg Encorafenib QD po : Vehicle 0 mg/kg BID po
MEDIAN Vehicle 0 mg/kg QD po : 10 mg/kg Binimetinib BID po
MEDIAN 60 mg/kg Encorafenib QD po : 10 mg/kg Binimetinib BID po

A375 (BRAF[V600E]) Melanoma Xenograft Tumor Model in Athymic Nude Mice

Binimetinib and encorafenib were commercially purchased

*Tumor Growth Inhibition (TGI) % = $[1 - (T_i - T_0)/(C_i - C_0)] \times 100\%$; Expanded TGI formula vs. previous 1-[T/C]x100% method*

*Human Dose Equivalent (HDE) binimetinib 1-3 mg/kg BID*

In a further in vivo study based on humanized 3D tumor model data, we evaluated IMM-1-104 head-to-head against sotorasib (AMG-510) and gemcitabine alone, and IMM-1-104 in combination with sotorasib, for 21 days in the KRASG12C xenograft model (i.e., MIA PaCa-2). In a previous study conducted by a third-party, sotorasib demonstrated sensitivity to this pancreatic tumor model. Comparing IMM-1-104 alone, against sotorasib and in combination with sotorasib, we observed tumor regressions with insignificant median BWL (i.e., within 3% of baseline), which we believe indicates activity, durability and tolerability of IMM-1-104 against a KRASG12C mutant pancreatic cancer model (as depicted below).

Head-to-Head Comparison of IMM-1-104 +/- sotorasib (AMG-510) Using a MIA PaCa-2 Xenograft Tumor Model: Tumor Volume

In an in vivo study based on humanized 3D tumor model data, we evaluated IMM-1-104 monotherapy as compared to binimetinib for 21 days in the NRASQ61R mutant tumor model (i.e., SK-MEL-2). We observed superior tumor growth inhibition relative to binimetinib (as depicted below).

Head-to-Head Comparison of IMM-1-104 Against Binimetinib Using a SK-MEL-2 Xenograft Tumor Model: Tumor Volume

In a further in vivo study based on humanized 3D tumor model data, we evaluated IMM-1-104 monotherapy as compared to vehicle for 21 days in the NRASQ61R mutant tumor model (i.e., SK-MEL-2). We observed midcycle tumor regressions in mice treated with IMM-1-104, which demonstrated activity and durability of IMM-1-104 against an NRASQ61R mutant melanoma cancer model (as depicted below).

Evaluation of IMM-1-104 as Compared to Vehicle Using a SK-MEL-2 Xenograft Tumor Model: Tumor Volume

In a study described in our June 2022 ASCO abstract, we utilized a Capan-2 PDAC xenograft animal model to evaluate single agent activity of IMM-1-104 (100, 150 mg/kg BID p.o.) vs. sotorasib and adagrasib (30 and 100 mg/kg QD p.o. each) for 21 days treatment after tumors had reached volumes of 150 to 200 mm3. A head-to-head comparison in vivo demonstrated no Tumor Growth Inhibition (TGI) by sotorasib or adagrasib in KRAS-G12V mutant Capan-2 PDAC tumors, while IMM-1-104 prompted TGIs up to 84% at 150 mg/kg BID po.

Preclinical Studies: 3D Tumor Growth Models

3D tumor growth models mimic the tumor microenvironment, or TME, more closely than 2D culture models, and we believe humanized 3D models more accurately reflect human tumor biology and complexity when translating pharmacological data of MAPK pathway inhibition in vivo. We have established and evaluated over 130 humanized 3D tumor models, a majority of which display activating mutations in the RAS isoforms, amongst other altered MAPK pathway targets, including BRAF, CRAF, NF1 and ERK, to evaluate their sensitivities to IMM-1-104. In general, we observed that tumor models with KRAS or NRAS mutations and certain molecular profiles were sensitive to IMM-1-104, including tumor models displaying BRAF mutations. For example, IMM-1-104 IC50 dose-response values in 3D assays as low as 23.7 nM were observed in tumor models that expressed NRAS mutants such as Q61L, Q61R, G12D, Q61K, among others. Similarly, KRAS mutant tumor models were sensitive to IMM-1-104 treatment, with IC50 dose responses as low as 66.7 nM when displaying mutations including Q61H, G12C, G12V, G13D, G12D, G12R, among others. Certain tumor models with BRAF mutations were also found to be sensitive to IMM-1-104 with IC50 dose responses in 3D assays as low as 54.2 nM for V600E (class 1) and G464E (class 2) mutations. A clear driver mutation in RAS or RAF was generally predictive of IMM-1-104 response, but a smaller number of RAS or RAF mutant models displaying certain oncogenic mutation profiles were found to be insensitive to IMM-1-104 and displayed IC50 dose response values of over 10,000 nM.

We observed that IMM-1-104 broadly displays universal-RAS activity with additional responses in MAPK pathway addicted tumors. Also, our 3D tumor modeling data suggested that KRAS mutant pancreatic cancer and NRAS mutant melanoma may be particularly sensitive to single agent IMM-1-104, followed by KRAS mutant lung and colon cancers.

To further examine the translational opportunity in KRAS mutant pancreatic cancer, NRAS mutant melanoma, KRAS mutant non-small cell lung cancer and KRAS mutant colorectal cancer, we evaluated several of these cancer mutations utilizing real-world data through a pan-cancer registry, the Genomics Evidence Neoplasia Information Exchange, or GENIE (Cohort v13.0-public: The AACR Project GENIE Consortium. AACR Project GENIE: Powering Precision Medicine Through An International Consortium, Cancer Discov. 2017 Aug;7(8):818-831). The total number of patients in the analysis are depicted below in blue and the percentage of patients with a known mutation in KRAS or NRAS are shown as a percentage of the total patients (depicted below in black). Biomarker sensitive profiles (depicted below in green) and putative biomarker resistant profiles (depicted below in red) are projected subsets of patients with mutated KRAS or NRAS that may be sensitive or resistant to IMM-1-104 monotherapy. We found the overwhelming majority of pancreatic cancers associated with KRAS mutations (i.e., 93%) and melanoma associated with NRAS mutations (i.e., 78%) are found to harbor a biomarker profile that may be sensitive to IMM-1-104 (as depicted below). Additionally, KRAS mutant non-small cell lung cancer (i.e., 66%) is favorable, but KRAS mutant colorectal cancer (i.e., 22%) may benefit from further biomarker stratification.

Translational Profiling for KRAS Mutant Pancreatic Cancer, NRAS Mutant Melanoma, KRAS Mutant Non-Small Cell Lung Cancer and KRAS Mutant Colorectal Cancer Utilizing a Pan-Cancer Registry, GENIE

Clinical Development Overview: IMM-1-104

In September 2022 the FDA cleared our IND for IMM-1-104, and in November 2022, we commenced dosing in a first-in-human, phase 1/2a clinical trial of IMM-1-104.

The Phase 1/2a clinical trial is an open-label study designed to evaluate the safety, tolerability, clinical pharmacology, and preliminary efficacy of IMM-1-104 when dosed as monotherapy, once daily, in participants with advanced RAS mutant solid tumors, following at least one line of systemic, standard-of-care therapy.

The Phase 1 (dose exploration) study consists of both dose escalation and dose expansion portions and may enroll up to 42 patients across five clinical sites within the United States.

●	Dose Escalation follows a Bayesian (mTPI-2) statistical design. This streamlined design is designed to allow for the most efficient approach to optimize dose escalation.
●	Dose Expansion will further evaluate and refine selected dose-level candidates for recommended phase 2 dose, or RP2D, in accordance with guidance provided by FDA under its Project Optimus initiative. The final RP2D selection will be based upon composite review of data related to safety, tolerability, pharmacokinetics, pharmacodynamics, and anti-tumor activity accumulated during Phase 1.

Once a final RP2D has been determined, the Phase 2a portion of the trial may commence, evaluating the monotherapy activity and safety of IMM-1-104 within selected tumor-specific indications, which we currently plan to expand in parallel. Based upon our internally developed and proprietary bioinformatics platform and translational modeling, we have initially identified four potential indications for phase 2a expansion: RAS mutant pancreatic cancer, RAS mutant melanoma, KRAS mutant non-small cell lung cancer, and KRAS mutant (APC wild type) colorectal cancer. Each of these will be evaluated using a Simon 2-stage statistical design and independently considered for further indication-specific development. The final indication selection and design of the Phase 2a portion of the study is subject to change based on information learned in the Phase 1 portion. IMM-1-104 is currently in the dose escalation portion of the trial. We anticipate reporting initial PK and safety data from the Phase 1 portion of the clinical trial in mid-2023, and additional safety and PK and initial PD modeling data in the second half of 2023. Based on results from the Phase 1 portion of the trial, including safety and tolerability data, we anticipate initiating the Phase 2a portion of the trial in mid-2024

In addition to the above, we also may engage in appropriate IMM-1-104 anchored combination studies dosed at the RP2D. Specific combination partners and indications will be selected based-upon pooled discovery and clinical proof of concept data accumulated by that time.

.

Universal-MAPK, IMM-6-415 Program

Our second program, which we refer to as our Universal-MAPK program, is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway with a shorter plasma half-life and accelerated cadence relative to IMM-1-104.  Our product candidate for this program is designated as IMM-6-415.  As described, in a poster presentation of results from preclinical studies at the SITC 2022 Annual Meeting in November 2022, IMM-6-415 inhibited the growth of RAF and RAS mutant tumors as a monotherapy in human and murine solid tumor models, and was administered in combination with select immune modulators (e.g., checkpoint inhibitors) for the treatment of “cold” solid tumors, which are immunologically inaccessible. IMM-6-415 was designed to target MEK in a way that disrupts the MAPK pathway at ERK and to also reduce baseline MEK activation. We designed IMM-6-415 to have a unique PK and PD profile that may be optimized for distinct tumors, potentially including a broad range of MAPK-driven tumors as monotherapy and to optimize the patient’s immune response and promote maximal antitumor responses when administered in combination with select immune modulators. We plan to submit an IND for IMM-6-415 to the FDA in the fourth quarter of 2023.

Preclinical Studies: Resistance to CRAF-bypass

We evaluated IMM-6-415 head-to-head against two FDA-approved MEK inhibitors to assess their control of pMEK, pERK and CRAF-bypass in a NRAS, HRAS, NF1 and BRAF mutant melanoma tumor models. We exposed the tumor cells with 100 nM of each drug for 2 hours and evaluated MEK and ERK activation levels. We observed that IMM-6-415 reduced overall activity of the MAPK pathway at ERK and pathway reactivation at MEK through a decrease in MEK and ERK activation, resulting in CRAF-bypass resistance. In contrast, we observed that both FDA-approved MEK inhibitors displayed an increase in activated MEK, resulting in CRAF-bypass in RAS and NF1 mutant tumors (as depicted below).

Head-to-Head Comparison of IMM-6-415 against Two FDA-Approved MEK Inhibitors Using a Panel of Nine Melanoma Tumor Models: Observed Activity in RAS and RAF Mutant Tumors and Prevented Downstream Activation of ERK (↓ pERK) and Inhibited Activation of MEK (↓ pMEK)

Tumor cell lines were acquired from ATCC, ECACC and DSMZ. 3D-Tumor Growth Assay (3D-TGA) sensitivity (green fill) defined as IC50 < 10uM in 72-hour ECM-based assay with %EdU readout, and IC50 ≥10uM considered resistant. Cell-based 2D in vitro molecular assays were performed to assess cellular levels of phosphorylated and total ERK and MEK across 9 melanoma models (100 nM drug for 2-hours followed by quantitative Western blot analysis for pERK, total ERK, pMEK and total MEK); Binimetinib & selumetinib were commercially purchased (MAPK pathway reactivation observed, pMEK); n.t. = not yet tested

Preclinical Studies: Maximum Tolerated Dose and Therapeutic Effect Data

In our early maximum tolerated dose, or MTD, studies, we observed that oral administration of IMM-6-415 twice a day of up to 175 to 180 mg/kg/dose was well-tolerated in mice. In other preclinical studies, we observed that the maximum therapeutic effect of IMM-6-415 was reached when administered orally twice a day between 150 and 180 mg/kg/dose. These dosing studies provided the basis of IMM-6-415’s dosing schedule in subsequent preclinical studies.

Preclinical Studies: Tumor Regression and Body Weight Loss Data

We evaluated IMM-6-415 against vehicle and historic responses from IMM-1-104 in an aggressive murine colorectal tumor model (i.e., Colon-26), which expresses mutant KRASG12D. We observed that IMM-6-415 demonstrated robust tumor growth inhibition at top effective doses of 150 and 175 mg/kg BID p.o., with multiple mice experiencing tumor regression during the first 7 days of dosing (as depicted below), with good tolerability, and evidenced limited (-8.61% to  to +3.34% vs. vehicle group) changes in median BWL at doses in the range of 25 to 175 mg/kg BID p.o. While IMM-6-415 displayed a plasma half-life in mice of only a 0.3 to 0.4 hours (0.5 to 0.7 in non-human primates), IMM-6-415 led to comparable tumor growth inhibition of that observed with IMM-1-104, a molecule that has been observed to have a 1.3 hour half-life in mice (i.e., 3 to 4 times longer than IMM-6-415 in the same species), which was previously observed to be superior in a head-to-head comparison against binimetinib and selumetinib in the same model (as described previously).

Evaluation of IMM-6-415 as Compared to Vehicle Using a Colon 26 Syngeneic Rodent Tumor Model: Tumor Volume

Colon 26 (KRASG12D) syngeneic colorectal tumor model in immune competent BALB/c mice. Tumor Growth Inhibition (TGI) % = [1 – (Ti – T0)/(Ci – C0)]x100%; Maximum Antitumor Effective Dose Range for IMM-6-415 in mice is 150 mg/kg to 175-180 mg/kg BID p.o.

We evaluated IMM-6-415 against vehicle treatment as well as historic IMM-1-104 responses in the KRASG12S human NSCLC xenograft tumor model (i.e., A549). When comparing IMM-6-415 to previous studies with IMM-1-104 (shown previously), we observed similar and sustained tumor growth inhibition with IMM-6-415 treatment at top effective doses of 150 to 175 mg/kg BID p.o. (as depicted below), and an IMM-6-415 dose range of 60 to 180 mg/kg BID p.o. was well-tolerated with each group gaining 4.77% to 10.75% body weight (similar to vehicle) over the 21 day study. Unlike IMM-1-104, which is being developed as a once-daily monotherapy, we project a shorter human plasma half-life for IMM-6-415. We believe that this would enable twice per day (BID) dosing schedules while still achieving deep, cyclic inhibition for IMM-6-415.

Evaluation of IMM-6-415 as Compared to Vehicle Using a A549 Xenograft Tumor Model: Tumor Volume

A549 (KRASG12S) human NSCLC xenograft tumor model in athymic nude BALB/c mice. Tumor Growth Inhibition (TGI) % = [1 – (Ti – T0)/(Ci – C0)]x100%; Maximum Antitumor Effective Dose Range for IMM-6-415 in mice is 150 mg/kg to 175-180 mg/kg BID p.o.

In a further in vivo study based on the positive and negative impact of MAPK pathway activation in antitumor responses, we evaluated IMM-6-415 head-to-head against PD1 and CTLA4 checkpoint inhibitors alone, and IMM-6-415 in combination with each, for 28 days in the KRASG12D mutant syngeneic tumor model (i.e., CT-26). Historically, this KRAS mutant colorectal tumor mouse model has demonstrated greater sensitivity to CTLA4 over PD1/PDL1 checkpoint inhibition. Comparing IMM-6-415 alone at moderated doses below the maximum cytoreductive levels described above, against anti-PD-1 or anti-CTLA4 treatments and in each combination with IMM-6-415 (e.g., QD, BID at multiple dose levels), we observed superior survival through 28 days with insignificant median BWL (i.e., median body weight gain observed in all groups), which we believe indicates the potential for activity, durability and tolerability of IMM-6-415 against a KRASG12D mutant colorectal cancer model in immune competent rodents (as depicted below).

Head-to-Head Comparison of IMM-6-415 +/- anti-PD-1 and anti-CTLA4 Using a CT-26 Syngeneic Tumor Model: Probability of Survival Based on Tumor Volume Limits

CT-26 (KRASG12D) syngeneic colorectal tumor model in immune competent BALB/c mice (note: monotherapy and combinations were inactive in athymic nude CT-26 model – data not shown).

Translational Preclinical Studies: Humanized 3D Tumor Assays

IMM-6-415 has been evaluated for response/non-response profiles in over 60 humanized 3D tumor models that display a wide range of mutations in the MAPK and other pathways. These include and are enriched for activation mutations in KRAS, NRAS, HRAS and BRAF. While IMM-1-104 generally demonstrates more potent head-to-head responses in RAS mutant models, IMM-6-415 displayed more comparable potency, based on IC50 values, to IMM-1-104 in BRAF mutant models. Given the increased cadence of IMM-6-415 BID (versus. QD for IMM-1-104) as projected for the clinic, we believe that IMM-6-415 has the potential to afford differentiated treatment options for certain cancer patients with RAS or RAF mutant disease as monotherapy and in potential future drug-drug combinations. Deep, cyclic MEK inhibition can potentially help optimize antitumor immune responses, prevent adaptive resistance to enhance durability and reshape signaling dynamics that focus drug activity against the tumor compartment.

Trifecta-MEK Program

We are developing novel product candidates that are designed to uniquely engage MEK and inhibit the upstream activation events of MEK and the downstream activation events of ERK in MEK itself, for the treatment of solid tumors. We believe the inhibition of upstream and downstream activation events of MEK and ERK bypass MAPK pathway reactivation events (i.e., contributing to drug resistance). Our investigational Trifecta- MEK program inhibitors are designed to be differentiated from IMM-1-104 and IMM-6-415 due to their potential mechanism of target engagement, novel potential to allosterically inhibit MEK and KSR disruption, along with a unique PK design approach. The potential dosing intervals, potency and mechanisms of target engagement of our investigational Trifecta-MEK program inhibitors may broaden the application of these inhibitors to metabolically diverse RAS and RAF mutant tumors. We are designing our investigational Trifecta-MEK program inhibitors to be administered as monotherapy to provide potentially better alternatives to combination therapies inhibiting MEK and RAF in BRAF mutant tumors.

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

Head-to-Head Comparison of One of Our Investigational Trifecta-MEK Program Inhibitors Against Encorafenib and Binimetinib Using A549 and A375 Xenograft Tumor Models

## A549 Tumor Model: KRAS$^{G12S}$ mutant NSCLC

| Compound | pERK: tERK<br>100 nM A549<br>% of control, 4h | pMEK: tMEK<br>100 nM A549<br>% of control, 4h | Notes |
|---|---|---|---|
| 0.1% DMSO | 1.000 | 1.000 | Vehicle Control |
| Encorafenib | 2.693 | 3.431 | Paradoxical MAPK Activation |
| Binimetinib | 0.173 | 4.031 | CRAF-bypass Evident |
| **Trifecta-MEK*** | **0.011** | **0.345** | **pERK and pMEK control** |

## A375 Tumor Model: BRAF$^{V600E}$ mutant Melanoma

| Compound | pERK: tERK<br>100 nM A375<br>% of control, 4h | pMEK: tMEK<br>100 nM A375<br>% of control, 4h | Notes |
|---|---|---|---|
| 0.1% DMSO | 1.000 | 1.000 | Vehicle Control |
| Encorafenib | 0.023 | 0.039 | Prevents pMEK (BRAF inhibitor) |
| Binimetinib | 0.057 | 1.094 | BRAF activity stable (pMEK) |
| **Trifecta-MEK*** | **0.002** | **0.095** | **pERK and pMEK control** |

- Binimetinib and encorafenib were commercially purchased.

*One of our investigational Trifecta-MEK program inhibitors.

RAS Modulators Program

We are developing investigational mutation agnostic RAS modulators that are designed to bind to a unique, undisclosed site on RAS for the treatment of solid tumors. We believe our investigational RAS modulators have the potential to disrupt RAS biology and therapeutically disrupt MAPK signaling in patients with various RAS mutant tumors, which represent approximately 20% of all cancer patients. Although drugs in this class have begun targeting RAS mutations, such as KRASG12C and KRASG12D, we believe a majority of KRAS mutations, which we are designing our RAS modulators to target, will remain unaddressed.

In the humanized 3D-TGA tumor model, we observed a half maximal tumor inhibitor concentration, or IC50, of less than 0.1 μM for twelve of our investigational RAS modulators. A low IC50 value means that a drug may be effective at low concentrations and may provide lower systemic toxicity when administered to the patient because of the low concentration required to generate therapeutic activity. Based on these tumor models, we believe our investigational RAS modulators may achieve RAS signaling disruption when administered at low concentrations, providing the potential for improved tolerability as compared to other FDA-approved MAPK pathway drugs. Our RAS program is currently in the drug discovery stage of development.

Additional Early Discovery Drug Programs

In addition to the discovery programs described above, we are also pursuing drug discovery efforts towards an undisclosed but validated oncology target. We continue to periodically evaluate our drug discovery efforts and are focused on developing and advancing our early pipeline by addressing validated oncology targets in new ways that may better address unmet clinical needs. Our proprietary and we believe, innovative, platforms are central to our discovery and translational efforts, and we continue to prioritize and de-prioritize early discovery drug programs that demonstrate (or fail to demonstrate) clear, targetable patterns of oncogenic addiction that are therapeutically responsive to deep, cyclic target inhibition. This approach ensures that we advance drug programs with potential for broad activity and improved overall tolerability.

To that end, we have deprioritized and paused our covalent MEK and PI3K programs. We also suspended our neuroscience programs to sharpen our focus on our core oncology programs.

Our Platform

Consistent with our approach of weaving bioinformatics and computational biology into every stage of the drug development process, we have developed a proprietary disease-agnostic platform that allows us to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. We are developing novel product candidates that aim to optimize both safety and efficacy for diseases with high unmet medical needs and suboptimal treatment options. Key elements of our platform include:

●	Insights from Human Data. Compare distinct groups of individuals who differ in a certain aspect of disease or response to a particular therapy, or identify new patient subsets.
●	Novel Biology. Identify potential novel targets and new ways to drug existing targets using DCT and/or our insights into mechanisms of response.
●	Novel Chemistry. Identify small molecules that selectively bind to a target of interest using our proprietary Fluency technology, and/or engineer PK to achieve optimal signaling dynamics.
●	Proprietary Translational Planning. Use proprietary, humanized 3D preclinical models and bioinformatics to prioritize indications and identify sensitive subpopulations.

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

Our platform is not limited to a single aspect or pathology; rather, it is disease-agnostic, which we believe enables us to identify, develop and evaluate product candidates across multiple disease areas simultaneously, with our current focus in oncology. While we currently have an emphasis on transcriptomic data, our platform is not limited to a single data type and thus we believe it will be able to evolve as new datasets emerge. Our platform enabled the initiation, discovery and development of our lead product candidate, IMM-1-104, and has led us to identify additional product candidates with novel compositions of matter by leveraging our platform and drug discovery process. Moreover, our platform has been applied extensively in successful partnerships with large pharmaceutical and biotechnology companies, and through our internal drug discovery and development.

Insights from Human Data

Our analyses often begin by comparing existing transcriptomic data from two groups of patients (e.g., from those whose tumors have metastasized versus those whose tumors have not) to help elucidate the biological mechanisms underlying a particular aspect of disease which we seek to counteract. As another example, we may analyze existing data from patients with differences in response to an existing therapy, in order to better understand what is happening in responders versus non-responders. We may also analyze existing data from patients with a disease to identify novel subsets of patients. Our platform has enabled us to conduct multiple projects that involve stratifying patients into novel subsets. We associate transcriptomic profiles with each subset, which can then be directly inputted into DCT to identify novel targets specific to a given patient subset.

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

A summary workflow for DCT’s novel target identification can be described as follows:

●	Carefully curated and quality-controlled human transcriptomic data representing a specific aspect of disease, or Input 1, is input and vectorized for processing (as depicted below).
●	A carefully curated and quality-controlled library of gene expression signals associated with perturbing specific targets at specific time points and concentrations, or Input 2, is input and vectorized for processing (as depicted below). This library can potentially include clustered regularly interspaced short palindromic repeats, or CRISPR, RNA interference, tool compounds, screening library compounds and existing drugs.
●	The strength of disease signal cancellation is measured between Input 1 and every target signature in Input 2.

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

Novel Chemistry

Fluency

We developed Fluency, an easy-to-use AI-based tool, to allow for the rapid screening of large compound libraries for potential binders to a protein target of interest. Fluency can be run with any compound library, including libraries containing millions of compounds. It identifies the most attractive drug candidates within a library by making ranked predictions of binding affinity for all compounds. It also makes predictions about the target binding location for all compounds, which allows us to filter the library for drug candidates that are the most likely to affect a specific region of interest on the desired target. Fluency accelerates our drug development process by allowing us to go from millions of potential compounds down to what Fluency selects as the best hundred drug candidates within a single workday. This allows us to quickly advance only those select candidates to medicinal chemistry and experimental validation (as depicted below), increasing our capital efficiency. Knowledge of the 3D structure of the protein target of interest is not required, which expands the applicability of Fluency to include targets with poorly defined or non-existent 3D structures.

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

Fluency Test Screen Output Example

Fluency has been used to screen for potential drug candidates within our early-stage oncology programs. Our team includes AI specialists with expertise in Fluency who are embedded in our end-to-end preclinical drug development processes. We continue to seek new ways to apply our AI expertise to develop novel product candidates and potentially improve the lives of patients.

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

Humanized 3D Tumor Models.

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

3D-TGA Background and Utility

Although two-dimensional, or 2D, tissue culture has dominated cell-based preclinical oncology research for over 70 years, successful translation and regulatory approval of new oncology drugs are amongst the lowest of all therapeutic areas. Innovations in cell-based platform technologies, such as matrix-based humanized 3D Tumor Growth Assay, or 3D-TGA, tumor models, offer the promise to enrich preclinical drug discovery and improve overall clinical translational success. Our company and leadership have a strong history in research and translation of drug response using patient-derived tumor models (e.g., patient-derived xenografts and 3D ex vivo models) and translational bioinformatics using public and internal patient data. Our team has built on previous ex vivo tumor modeling experience and patient-alignment model selection approaches to identify models that better reflect molecular profiles of target patient populations. We believe this effort will help improve translational success of our pipeline and help ensure that established 3D-TGA models perform well as a core platform for innovative oncology drug R&D. By leveraging over two decades of humanized modeling expertise, our translational and discovery teams have built, characterized, and interrogated a large set of 3D-TGA tumor models from commonly used human tumor cell lines (i.e., currently at over 130 tumor models). The cohort of 3D-TGA tumor models span at least 12 major tumor types, including: breast, colorectal, lung, pancreas, melanoma, ovary, liver, stomach, prostate, neuroblastoma, rhabdomyosarcoma, and thyroid. Over time, additional 3D-TGA models may be developed to add new indications or expand existing indications to better test emerging discovery or translational hypotheses. A large, proprietary 3D-TGA collection ensures that new drug candidates, identified as active in one cohort, could be quickly tested for broader tumor activity in additional tumor types. The established collection of 3D-TGA tumor models can also be used to perform novel drug screens and develop novel chemical entities (NCE’s) that demonstrate drug activity.

Prioritize Indications and Identify Sensitive Subpopulations

We are able to leverage bioinformatics to analyze genomic data from large patient databases to identify specific indications where the majority of patients have characteristics that align with our more reflective humanized models and identify biological mechanisms and biomarkers that enable us to identify subpopulations that are more likely to be sensitive based on their similarity to our translational approaches.

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

Our Platform and Our Early-Stage Oncology Pipeline

We utilize Fluency, the novel chemistry element of our platform, to rapidly identify small molecule hits for a targeted region of a protein for many of the earlier stage programs in our oncology pipeline. For example, Fluency is being utilized to accelerate the advancement of our RAS modulator program. In addition, these earlier stage programs also utilize our platform’s ability to generate novel biology by characterizing mechanisms of response to address these targets in new ways. In the case of our RAS modulators, this includes targeting the process of RAS dimerization. Finally, we are also leveraging novel chemistry in the form of PK changes with the goal of achieving optimal signaling dynamics and deep cyclic inhibition to maximize therapeutic activity in broad populations while improving tolerability. We plan to evaluate each of our programs in humanized 3D models and leverage bioinformatics to prioritize indications and identify sensitive patient subgroups.

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

Our Oncology Programs

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

As of February 27, 2023, we have: one issued U.S. patent; five pending U.S. patent applications; 20 pending patent applications outside the U.S.; three U.S. provisional applications; and one Patent Cooperation Treaty, or PCT, application that has not entered national stage. These patents and patent applications relate to subject matter, including: our lead product candidate, IMM-1-104, our Universal-MAPK candidate, IMM-6-415, our DCT, and Fluency. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable; our owned issued U.S. patent and any patents that may issue from our owned pending U.S. patent applications are expected to expire in February, 2039 or January 2041; any patents that may issue from our owned pending foreign patent applications are expected to expire in January, 2041, and any patents that may issue from national phase filings from our PCT application are expected to expire in January, 2043.

With respect to IMM-1-104, as of February 27, 2023, we have one pending U.S. patent application and 20 pending patent applications outside the U.S. This U.S. patent application, and these pending patent applications outside the U.S., include pending claims directed to compounds, pharmaceutical compositions, and methods of use. Any patent that may issue, based upon these pending applications related to IMM-1-104, is expected to expire in January, 2041, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

With respect to IMM-6-415, as of February 27, 2023, we have one pending provisional U.S. application and one pending PCT application. Any patent that may issue, based upon this provisional U.S. application related to IMM-6-415, is expected to expire in November, 2043 and any patent that may issue based upon the pending PCT application is expected to expire in January, 2043, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

With respect to our DCT, as of February 27, 2023, we have one issued U.S. patent and one pending U.S. patent application. The issued claims of this U.S. patent and the pending claims of this U.S. patent application are directed to methods (processes) and systems. Our issued U.S. patent related to our DCT and any patent that may issue from our pending patent application related to our DCT are expected to expire in February, 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

With respect to Fluency, as of February 27, 2023, we have three pending U.S. patent applications. The pending claims of these U.S. patent applications are directed to methods (processes) and systems. Any patent that may issue from our pending patent application related to Fluency is expected to expire in February, 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

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

In addition to our reliance on patent protection for our inventions, products, and technologies, we also seek to protect our brand through the procurement of trademark rights. As of February 27, 2023, we own certain trademark registrations and pending applications for trademark registration, for the marks FLUENCY, DISEASE CANCELLING and IMMUNEERING in the United States and/or certain foreign jurisdictions. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We have determined that certain technologies, including some of our software, are better protected as trade secrets. To mitigate the possibility of trade secret misappropriation, we enter into non-disclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they have developed while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls that are subject to periodic review. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

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

Other Healthcare Laws

Pharmaceutical companies like us are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business.  Such regulation may constrain the financial arrangements and relationships through which we research, develop, and ultimately, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, such as the federal Anti-Kickback Statute and the federal Civil False Claims Act, as well as federal and state transparency laws and regulations with respect to drug pricing and payments and other transfers of value made by pharmaceutical manufacturers to physicians and other healthcare providers, such as the federal Physician Payment Sunshine Act. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, and imprisonment.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional action is taken by Congress.  In addition, the American Rescue Plan, effective January 1, 2024, would eliminate the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program, or MDRP, which is currently capped at 100% of the AMP for a covered outpatient drug.

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

Human Capital

As of December 31, 2022 we had 73 full-time employees, 61 of whom are dedicated to research and development. 30 of our employees hold doctorate degrees (i.e., Ph.D. or M.D.). None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical and clinical studies of our product candidates, including our ongoing Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $50.5 million and $33.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $109.8 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our lead product candidate, IMM-1-104, for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials, and seek marketing approval for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, it is likely that we will need to obtain substantial additional funding in order to maintain our continuing operations in the future.

As of December 31, 2022, we had approximately $105.5 million in cash and cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, in 2022, due to macroeconomic conditions including inflation and higher interest rates, the stock price of biotech companies, including ours, has generally declined, which makes fundraising in our industry more difficult and on less favorable terms. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

As of December 31, 2022, we had approximately $77.0 million of federal and $76.2 million of state net operating loss carryforwards, or NOLs, available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.

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

We are a clinical-stage oncology company, and we may not be able to submit additional INDs or IND amendments or comparable documents in foreign jurisdictions to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to submit additional INDs or comparable documents for IMM-1-104, for which an IND was previously submitted, IMM-6-415 or our other potential product candidates on the timeline we expect. We may also experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We are a clinical-stage oncology company, and our company has limited experience in designing clinical trials and may experience delays or unexpected difficulties in obtaining regulatory approval for our current and future product candidates.

We are a clinical-stage oncology company, and we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our ongoing or planned clinical trials or any future clinical trials will be successful. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

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

In addition, the continuance of the pandemic related to COVID-19 and its variants could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede the ability of patients to enroll or continue in clinical trials, or impede testing, monitoring, data collection and analysis or other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations.

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

We are a clinical-stage oncology company and, outside of our clinical trial of IMM-1-104 which commenced in November 2022, we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our planned clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could seriously harm our business.

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

The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only begun testing IMM-1-104 in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.

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

We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trial for our lead product candidate, IMM-1-104. We have also not yet submitted our IND application for IMM-6-415. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.

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

In particular, there is intense competition in the fields of oncology we are pursuing. We have competitors both in the United States and internationally, including major multinational biopharmaceutical companies, established biotechnology companies, specialty biopharmaceutical companies, emerging and start-up companies, universities and other research institutions. For example, our product candidates and programs for oncology will compete with products or programs being advanced by certain pharmaceutical and biotechnology companies. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

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

In December 2019, SARS-CoV-2, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the United States have announced aggressive actions to reduce the spread of the disease.

The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 and its variants or any future pandemic may negatively impact productivity and slow down or delay our future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. We may also experience delays in receiving approval from  regulatory authorities to initiate or conduct our ongoing or planned clinical trials and drug approval. We may also experience operational delays such as delays or difficulties in enrolling patients in our clinical trials; interruption of key clinical trial activities, such as clinical trial site monitoring due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; and changes in local regulations as part of a response to the pandemic related to COVID-19 and its variants which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether.

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

Risks Relating to Our Dependence on Third Parties

We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical and clinical studies and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We, our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Further, there is no guarantee that any such CROs, investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19 and its variants or future pandemics, including quarantines and shelter-in-place orders. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.

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

Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the impact of the pandemic related to COVID-19 and its variants or future pandemics, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if and when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

Our, or a third-party’s, failure to execute on our manufacturing requirements, do so on commercially reasonable terms and timelines and comply with cGMP requirements could adversely affect our business in a number of ways, including:

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For instance, in the U.S., most healthcare providers, including research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder, or collectively, HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation, or the GDPR, governs certain collection and other processing activities involving personal data about individuals in the European Economic Area, or the EEA. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, since January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK respectively. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. On July 16, 2020, the Court of Justice of the European Union or the CJEU invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could also adversely affect our business, operations and financial condition.

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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the pandemic related to COVID-19 and its variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of February 27, 2023, we owned one issued patent and four pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates in and outside the United States. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

In the future, we may enter into license agreements under which we are granted rights to intellectual property that may be important to our business. We expect that any future license agreements where we in-license intellectual property would impose on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we use the licensed intellectual property in an unauthorized manner or are subject to bankruptcy-related proceedings, the licensors may have the right to materially modify the terms of the licenses, such as by rendering currently exclusive licenses non-exclusive, or terminate the licenses, in which event we would not be able to market products covered by the licenses. We may also in the future enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize our product candidates incorporating the relevant intellectual property.

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

Derivation or interference proceedings provoked by third parties or brought by us or our future licensors, or declared by the USPTO or similar proceedings in foreign patent offices may be necessary to determine the priority of inventions with respect to our or our potential future licensors’ patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our, or our licensors’, defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our, or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our, or our potential future licensors’, patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our potential future licensors’ patents at risk of being invalidated or interpreted narrowly and our or our potential future licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We, or our licensors, may not prevail in any lawsuits that we or our potential future licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our, or our potential future licensors’, efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we, or our licensors, are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

In addition to seeking patent protection for some of our technology and product candidates, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position, especially with respect to our technology platform. Any disclosure, either intentional or unintentional, by our employees or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a security breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

We use and will continue to use registered and/or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

• it is possible that our, or our future licensors’, pending patent applications will not lead to issued patents;

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

As of December 31, 2022, we had 73 full-time employees, including 61 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize IMM-1-104, IMM-6-415 and any other current or future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

• expiration of market stand-off or lock-up agreements; and

• general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, inflation, fuel prices, international currency fluctuations, corruption, political instability, acts of war, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67.8% of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.

Sales of a substantial number of shares of our Class A and/or Class B common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Class A and/or Class B common stock, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Class A common stock that were sold in the initial public offering and shares of Class A common stock that will be sold under the registration statement filed with the SEC on August 10, 2022 are, or will be, as applicable, freely transferable without restrictions or further registration under the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of our Class A common stock that are outstanding are either unrestricted or restricted as a result of securities laws. In addition, there are shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plans and may become eligible for future sale subject to vesting, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

General Risks

Our information technology systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack, interruption and damage from computer viruses (e.g. ransomware), cybersecurity threats, malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. If we or our third-party vendors were to experience a significant security breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

We, and certain of our service providers, are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to our trade secrets, health-related or other personal information or other proprietary or sensitive information, it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions, and it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to data privacy and security laws. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

The U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. For example, the recently enacted Inflation Reduction Act, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporation.  The likelihood of these further changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented as well as the scope of any such changes, we are currently unable to predict the ultimate impact on our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our principal office is located at 245 Main Street, Second Floor Cambridge, Massachusetts 02142, where we lease approximately 183 square feet of office space under a service agreement that can be terminated by either party upon 30 days written notice.

We also lease the following properties in San Diego, California: (i) approximately 3,657 square feet of office space; under a lease that terminates on October 1, 2023 and is currently being subleased to a third-party through the remainder of the term of the lease; (ii) approximately 38,613 square feet of office and laboratory space under a lease that terminates on April 30, 2032; and (iii) 4,760 square feet of office and laboratory space (“Site 3”) under a lease that terminates on March 31, 2024. In February 2023, we subleased the Site 3 space to a third-party through the remainder of the term of the lease.

Additionally, we lease approximately 190 square feet of office space in New York, New York under a service agreement that currently runs through February 28, 2024 and automatically renews unless we provide 60 days advance notice to terminate; and approximately 66 square feet of office space in San Francisco, California under an agreement that currently runs through July 31, 2023.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II — OTHER INFORMATION

Item 5.  Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades under the symbol “IMRX” on the Nasdaq Global Market.

Holders of Our Common Stock

As of February 27, 2023, there were approximately 60 registered holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees”. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Part III of this Form 10-K.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not issue any securities which were unregistered under the Securities Act and required to be disclosed herein.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarterly period ended December 31, 2022.

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

Overview

We are a clinical-stage oncology company developing medicines for broad populations of cancer patients. Our initial aim is to develop a universal-RAS therapy, an approach designed to include patients with solid tumors driven by any mutation in KRAS, NRAS, or HRAS. Our inclusive approach differentiates us from narrowly targeted precision therapies, which are limited to patients with tumors harboring select mutations.

We are currently evaluating our lead product candidate, IMM-1-104, in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS mutations. IMM-1-104 is being developed as a once-daily oral monotherapy that aims to achieve universal-RAS activity through deep cyclic inhibition of the MAPK pathway. Deep cyclic inhibition is a novel approach that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This cyclic inhibition was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our second product candidate, IMM-6-415, aims to achieve universal-MAPK activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of the MAPK pathway. IMM-6-415 is currently in Investigational New Drug application, or IND, enabling studies. Our pipeline also includes Trifecta MEK, RAS modulators, and other small molecule drug discovery programs.

In November 2022, we commenced dosing in our Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced RAS mutant solid tumors.  The Phase 1/2a clinical trial is designed to assess the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes a dose escalation and expansion portion and will evaluate IMM-1-104 using a Bayesian modified toxicity probability interval, or mTPI-2, statistical design to establish an optimized recommended Phase 2 dose in solid tumor patients with evidence of any RAS mutation. The planned Phase 2a portion will evaluate IMM-1-104 at the recommended Phase 2 dose in an expanded cohort of solid tumor patients with certain RAS mutated cancers, including potentially pancreatic, melanoma, colorectal and lung. IMM-1-104 is currently in the dose escalation portion of the trial. We anticipate reporting initial PK and safety data from Phase 1 portion of the clinical trial in mid-2023, and additional safety and PK and initial PD modeling data in the second half of 2023. Subject to results from the Phase 1 portion of the trial, including safety and tolerability data, we anticipate initiating the Phase 2a portion of the trial in mid-2024. In addition, we plan to submit an IND, for IMM-6-415 to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2023. In February 2023, we suspended our neuroscience programs, which was in the early stages of drug discovery, in order to focus on advancing our core oncology pipeline.

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

BioArkive is a San Diego based contract research organization that has previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive was fully integrated into our operations following the acquisition and exclusively supports our internal preclinical research activities for our oncology pipeline. In connection with the acquisition, we assumed the obligations under BioArkive’s three lease agreements.

Our operations have been financed primarily by service revenues and aggregate net proceeds of approximately $81.4 million from the issuance of convertible notes payable, convertible preferred stock (Series A and B) including gross proceeds of approximately $24.8 million from the issuance of shares in the second tranche of Series B Preferred in April and May 2021, common stock, and exercise of stock options. On August 3, 2021, we completed our IPO pursuant to which we issued and sold 8,625,000 shares of Class A common stock, inclusive of 1,125,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $120.3 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.1 million.

Since inception, we have had significant annual operating losses. Our net loss was approximately $50.5 million and $33.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $109.8 million and approximately $105.5 million in cash and cash equivalents and marketable securities.

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

Based upon our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

Components of Our Results of Operations

Revenue

Our revenue has historically been generated by providing computational biology professional services to pharmaceutical and biotechnology companies. We charged an agreed upon rate per hour based on the aggregate level of personnel assigned to work on the project or a fixed fee for a defined scope of work. Our contracts specified the period of time over which these professional services would be provided. We recognized revenue over time by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress, which depicts the performance in transferring control of the associated services to the customer. We used input methods to measure the progress toward the complete satisfaction of performance obligations and evaluate the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. Any such adjustments were recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

We have ceased accepting new services contracts in order to focus on developing our wholly-owned internal pipeline. In September 2022, we completed our last remaining services contract associated with the computational biology professional services business. At this time, we do not anticipate entering into any new service contracts or agreements.

We have also discontinued our biosample storage business, which was acquired through the BioArkive transaction, to external parties.  In December 2022, we completed our last remaining contract. The revenue earned associated with the biosample storage business for the year ended December 31, 2022 is immaterial to the financial statements.

Cost of Revenue

Historically, our cost of revenue has primarily consisted of expenses related to providing professional services to our customers. These costs include salaries, bonuses, benefits, stock-based compensation expense, depreciation, facilities, and other outside services.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Research and development expenses account for a significant portion of our total operating expenses. Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of our research platform, product candidates, discovery efforts and preclinical and clinical activities related to our program pipeline.

Our direct costs include:

●	expenses incurred under agreements with third-party contract research organizations, or CROs, and other vendors that conduct our preclinical and clinical activities on our behalf; including clinical trial sites that conduct research and development activities on our behalf;
●	laboratory expenses related to the execution of discovery programs, preclinical studies and clinical trials;
●	costs related to production of clinical and preclinical materials, including fees paid to contract manufacturers; and
●	consulting fees and expenses related to preparation of initiation of clinical trials.

Our indirect costs include:

●	personnel-related expenses, consisting of employee salaries, bonuses, benefits and stock-based compensation expense and recruiting costs for personnel engaged in research and development activities; and
●	facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, maintenance of facilities, insurance, and other supplies.

We expense research and development costs in the periods in which they are incurred.

Our direct research and development expenses are tracked on a program-by-program basis once they are in Phase 1 and consist of external costs and fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

We expect our general and administrative expenses will substantially increase for the foreseeable future as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally. As we expand our operations, we also expect to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and rules and regulations of the Securities and Exchange Commission (“SEC”), Sarbanes-Oxley Act, director and officer insurance costs, and investor and public relations costs.

Amortization of intangible asset

Amortization of intangible asset relates to the technology acquired in the BioArkive acquisition.

Other Income (Expense)

Interest income

Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Other income (expense)

Other income (expense) consists of the amortization of premiums or accretion of discounts related to our marketable securities.

Income tax benefit

Income tax benefit in 2021 is due to a release of a valuation reserve because of the business combination.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue	$317	$2,080	$(1,763)	(84.8)%
Cost of revenue	158	1,153	(995)	(86.3)%
Gross profit	159	927	(768)	(82.8)%
Operating expenses
Research and development	36,267	26,541	9,726	36.6%
General and administrative	15,607	8,272	7,335	88.7%
Amortization of intangible asset	30	—	30	N/M %
Total operating expenses	51,904	34,813	17,091	49.1%
Loss from operations	(51,745)	(33,886)	(17,859)	52.7%

Other income (expense)
Interest income	1,014	170	844	496.5%
Other income (expense)	217	(127)	344	(270.9)%
Loss before income taxes	(50,514)	(33,843)	(16,671)	49.3%
Income tax benefit	—	307	(307)	(100.0)%
Net loss	$(50,514)	$(33,536)

N/M – Not meaningful

Revenue

The following table summarizes the revenue recognized for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Revenue	$317	$2,080	$(1,763)	(84.8)%

Revenue decreased by approximately $1.8 million, or 84.8% to approximately $0.3 million for the year ended December 31, 2022 compared to approximately $2.1 million for the year ended December 31, 2021. The decrease in revenue was due to the wind down of our computational biology professional services and completion of existing customer services contracts during the year compared to the year ended December 31, 2021.

Cost of Revenue

Cost of revenue decreased by approximately $1.0 million, or 86.3%, to approximately $0.2 million for the year ended December 31, 2022 compared to approximately $1.2 million for the year ended December 31, 2021. The decrease was primarily due to decreased employee-related costs of approximately $1.0 million related to services contracts that were completed during this year.

Research and Development

The following table summarizes the components of our research and development expenses for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$1,374	$—	$1,374	N/M %
Other Programs	18,387	17,307	1,080	6.2%
Unallocated research and development expenses:
Employee related costs	13,957	8,001	5,956	74.4%
Stock-based compensation expense	1,978	769	1,209	157.2%
Facilities and other allocated expenses	413	434	(21)	(4.8)%
Depreciation	158	30	128	426.7%
Total research and development	$36,267	$26,541	$9,726	36.6%

Research and development expenses increased by approximately $9.7 million, or 36.6%, to approximately $36.3 million for the year ended December 31, 2022 as compared to approximately $26.5 million for the year-ended December 31, 2021. The increase of approximately $9.7 million was primarily due to an increase of approximately $2.5 million related to direct research and development expenses, of which $1.4 million related to IMM-1-104 and $1.1 million for earlier stage programs. The remaining increase was driven by unallocated research and development costs of approximately $7.2 million, of which $6.0 million related to additional employee-related costs and $1.2 million related to stock-based compensation expense. Depreciation, facilities and other allocated expense also increased by approximately $0.1 million in the aggregate.

General and Administrative

The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)

Employee related costs	$8,123	$4,506	$3,617	80.3%
Stock-based compensation expense	2,077	931	1,146	123.1%
Professional fees	3,096	1,803	1,293	71.7%
Public relations	—	262	(262)	(100.0)%
Outside consultants	68	75	(7)	(9.3)%
Facilities and other allocated expenses	1,513	125	1,388	1,110.4%
Other	730	570	160	28.1%
Total general and administrative	$15,607	$8,272	$7,335	88.7%

General and administrative expenses increased by approximately $7.3 million, or 88.7%, to approximately $15.6 million for the year ended December 31, 2022 compared to approximately $8.3 million for the year ended December 31, 2021. The increase of approximately $7.3 million was primarily due to increased employee-related costs of approximately $3.6 million as a result of increased headcount, increased professional fees incurred for accounting, auditing, legal, public relations and tax services of approximately $1.0 million, increased facilities expenses of approximately $1.4 million, approximately $1.1 million increase in stock-based compensation expense.

Amortization of Intangible Asset

Amortization of intangible asset of $30 thousand in the year ended December 31, 2022 is related to the technology acquired for the BioArkive acquisition completed in December 2021.

Other Income (expense)

Interest income increased by approximately $0.8 million due to the interest earned on our cash and cash equivalents and marketable securities balances due to the increased in the interest rates during 2022 as compared to 2021.

Other income (expense) increased by $0.3 million, primarily driven by the amortization of premiums related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations through service revenues, the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of December 31, 2022, we had an accumulated deficit of $109.8 million and $105.5 million in cash and cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase.  Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into an Equity Distribution Agreement, or the Sales Agreement, with Piper Sandler & Co, or the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. For the year ended December 31, 2022, we did not sell any shares of common stock under the Sales Agreement.

As of December 31, 2022, we have contractual obligations related to various leases of $0.8 million for 2023, $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027 and $3.7 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(44,101)	$(30,851)
Investing activities	41,831	(75,616)
Financing activities	19	144,265
Net increase (decrease) in cash and cash equivalents	$(2,251)	$37,798

Net Cash Used in Operating Activities

During the year ended December 31, 2022, operating activities used approximately $44.1 million of cash, primarily resulting from our net loss of approximately $50.5 million and net amortization of premium (accretion of discount) on marketable securities of $0.2 million, partially offset by stock-based compensation expense of approximately $4.1 million, cash provided by changes in our operating assets and liabilities of approximately $1.7 million, and $0.8 million for right of use amortization and depreciation.

During the year ended December 31, 2021, operating activities used approximately $30.9 million of cash, primarily resulting from our net loss of approximately $33.5 million, deferred tax benefit of $0.3 million, and cash provided by changes in our operating assets and liabilities of approximately $0.9 million, partially offset by stock-based compensation expense of approximately $1.8 million, net amortization of premium (accretion of discount) on marketable securities of $0.1 million, and $0.2 million for right of use amortization and depreciation.

Net Cash Used in Investing Activities

During the year ended December 31, 2022, cash provided from investing activities was approximately $41.8 million, primarily related to maturities of marketable securities of $92.7 million, offset by purchases of marketable securities of $50.1 million and $0.7 million for purchases of property and equipment.

During the year end December 31, 2021, cash used from investing was approximately $75.6 million, primarily related to purchases of marketable securities of approximately $75.6 million, $0.1 million for the purchases of property and equipment offset by cash acquired in business combination of approximately $0.1 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was approximately $19 thousand, consisting primarily of approximately $0.3 million in net proceeds from the exercise of stock options, offset by approximately $0.3 million from the payment of deferred offering costs.

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

Future Funding Requirements

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs and results of our ongoing clinical trial for IMM-1-104 and potential future clinical trials for our other product candidates;
●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
●	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
●	the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;
●	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property related claims;
●	the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
●	our ability to access the private and public capital markets or to obtain financing at commercially reasonable rate;
●	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
●	the costs of operating as a public company; and
●	the impacts of the pandemic related to COVID-19 and its variants and potential future pandemics.

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that are used to conduct and manage clinical trials on our behalf. We accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options or the difference between the purchase price per share of the award, if any, and the fair value of our common stock on the date of grant for restricted stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the award for employees and directors and the period during which services are performed for non-employees. We use the straight-line method to record the expense of awards with service-based vesting conditions.

The Black-Scholes option-pricing model uses as inputs, the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield.

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

Item 8. Financial Statements and Supplementary Data

Immuneering Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immuneering Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immuneering Corporation and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 6, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNEERING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$72,636,886	$74,888,145
Marketable securities, current	32,887,970	74,311,203
Accounts receivable	12,417	246,040
Prepaids and other current assets	3,209,536	2,888,608
Total current assets	108,746,809	152,333,996

Marketable securities, non-current	—	996,560
Property and equipment, net	1,369,608	807,223
Goodwill	6,690,431	6,701,726
Intangible asset	408,947	439,000
Right-of-use assets, net	4,407,785	5,324,198
Other assets	743,703	102,129
Total assets	$122,367,283	$166,704,832

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$3,154,557	$1,394,340
Accrued expenses	4,500,993	3,965,447
Other liabilities, current	19,796	—
Lease liabilities, current	378,723	274,039
Total current liabilities	8,054,069	5,633,826

Long-term liabilities:
Lease liabilities, non-current	4,462,959	5,090,897
Total liabilities	12,517,028	10,724,723
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; No shares issued or outstanding	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 26,418,732 and 26,320,199 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	26,419	26,320
Class B common stock, $0.001 par value, 20,000,000 shares authorized at December 31, 2022 and December 31, 2021; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	219,640,912	215,276,186
Accumulated other comprehensive loss	(30,120)	(49,009)
Accumulated deficit	(109,786,956)	(59,273,388)
Total stockholders' equity	109,850,255	155,980,109
Total liabilities, convertible preferred stock and stockholders' equity	$122,367,283	$166,704,832

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021

Revenue	$316,952	$2,079,961
Cost of revenue	158,122	1,153,073

Gross profit	158,830	926,888

Operating expenses
Research and development	36,267,116	26,540,959
General and administrative	15,606,529	8,271,998
Amortization of intangible asset	30,053	—
Total operating expenses	51,903,698	34,812,957
Loss from operations	(51,744,868)	(33,886,069)

Other income (expense)
Interest income	1,014,456	169,899
Other income (expense)	216,844	(127,063)
Loss before income taxes	(50,513,568)	(33,843,233)
Income tax benefit	—	307,485
Net loss	$(50,513,568)	$(33,535,748)

Net loss per share attributable to common stockholders, basic and diluted	(1.91)	(2.46)
Weighted-average common shares outstanding, basic and diluted	26,386,864	13,612,677

Other comprehensive loss:
Unrealized gain (losses) from marketable securities	18,889	(49,009)
Comprehensive Loss	$(50,494,679)	$(33,584,757)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Convertible Preferred Stock					Stockholders' Equity
					Total					Additional	Accumulated other		Total
	Series B		Series A		Convertible	Class A Common Stock		Class B Common Stock		Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Preferred Stock	Shares	Par Value	Shares	Par Value	Capital	loss	Deficit	Equity

Balance at December 31, 2020	3,619,292	$36,983,910	2,495,933	$21,119,940	$58,103,850	4,950,129	$4,950	—	$—	$3,251,240	$—	$(25,737,640)	$(22,481,450)

Issuance of Series B convertible preferred stock, net of issuance costs	2,412,853	24,788,851	—	—	24,788,851	—	—	—	—	—	—	—	—

Issuance of common stock upon exercise of stock options	—	—	—	—	—	117,846	118	—	—	354,316	—	—	354,434

Issuance of common stock upon exercise of warrants	—	—	—	—	—	308,308	308	—	—	926,817	—	—	927,125

Conversion of Preferred Stock into common stock	(6,032,145)	(61,772,761)	(2,495,933)	(21,119,940)	(82,892,701)	11,939,281	11,939	—	—	82,880,762	—	—	82,892,701

Issuance of common stock upon initial public offering, net of issuance costs ($2,124,317)	—	—	—	—	—	8,625,000	8,625	—	—	118,185,808	—	—	118,194,433

Issuance of common stock for acquisition	—	—	—	—	—	379,635	380	—	—	7,874,620	—	—	7,875,000

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,802,623	—	—	1,802,623

Net loss	—	—	—	—	—	—	—	—	—	—	—	(33,535,748)	(33,535,748)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(49,009)	—	(49,009)

Balance at December 31, 2021	—	$—	—	$—	$—	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109

Issuance of common stock upon exercise of stock options	—	—	—	—	—	98,533	99	—	—	300,280	—	—	300,379

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	4,064,446	—	—	4,064,446

Net loss	—	—	—	—	—	—	—	—	—	—	—	(50,513,568)	(50,513,568)

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	18,889	—	18,889

Balance at December 31, 2022	—	$—	—	$—	$—	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 and 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(50,513,568)	$(33,535,748)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	247,199	45,467
Right-of-use asset amortization	519,541	113,605
Amortization of intangibles	30,053	—
Stock-based compensation expense	4,064,446	1,802,623
Net amortization of premium (accretion of discount) on marketable securities	(171,382)	130,240
Loss on disposal of fixed assets	5,170	—
Deferred tax benefit	—	(307,485)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	233,623	279,713
Prepaid expenses and other current assets	(284,346)	(2,408,986)
Other assets	(360,200)	—
Increase (decrease) in:
Accounts payable	1,760,217	(130,398)
Accrued expenses	474,568	3,240,940
Lease liability	(126,382)	(80,853)
Other liabilities	19,796	—
Net cash provided by (used in) operating activities	(44,101,265)	(30,850,882)
Cash flows from investing activities:
Purchases of property and equipment	(742,483)	(60,786)
Purchases of marketable securities	(50,104,515)	(75,625,529)
Maturities of marketable securities	92,678,000	—
Cash acquired in business combination	—	70,348
Net cash provided by (used in) investing activities	41,831,002	(75,615,967)
Cash flows from financing activities:
Proceeds from the issuance of Series B preferred stock, net of issuance costs	—	24,788,851
Proceeds from initial public offering of common stock, net of commissions and underwriting	—	120,318,750
Payment of initial public offering costs	—	(2,124,317)
Payment of public offering costs	(281,375)	—
Proceeds from exercise of stock options	300,379	354,434
Proceeds from exercise of warrants	—	927,125
Net cash provided by financing activities	19,004	144,264,843
Net increase (decrease) in cash and cash equivalents	(2,251,259)	37,797,994
Cash and cash equivalents at beginning of period	74,888,145	37,090,151
Cash and cash equivalents at end of period	$72,636,886	$74,888,145
Supplemental disclosures of noncash investing and financing information:
Conversion of convertible Series A and B preferred stock into common stock	$—	$82,892,701
Business combination non-cash	—	7,804,652
Class A common stock issued for business combination	—	7,875,000
Reduction of right-of-use asset and lease liability in connection with lease modification	396,901	—
Property and equipment in accounts payable/accrued expenses	72,272	—

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Immuneering Corporation, a Delaware corporation, (“Immuneering” or the “Company”) was incorporated in 2008. Immuneering is a clinical-stage oncology company developing medicines for broad populations of cancer patients with an initial aim to therapeutically address universal-RAS. The company aims to achieve universal activity through deep cyclic inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate, IMM-1-104, is in a Phase 1/2a study in patients with advanced solid tumors harboring RAS mutations. The company’s development pipeline also includes IMM-6-415, which is designed to have an accelerated cadence relative to IMM-1-104, as well as several early-stage programs.

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

To date, the Company has funded its operations through service revenues, and with proceeds from the sale of its capital stock and convertible notes and, most recently, with proceeds from the IPO. The Company has incurred recurring losses over the past several years and as of December 31, 2022, the Company had an accumulated deficit of $109,786,956. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements.

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

Marketable Securities

Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains/(losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of convertible preferred stock and stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the year ended December 31, 2022.  Realized gains and losses are included in other income (expense) on a specific-identification basis. There were no realized gains or losses on marketable securities for the year ended December 31, 2022 and 2021, respectively.

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

Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2022. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 4 Fair Value Measurements.

There have been no changes to the valuation methods during the year ended December 31, 2022. We evaluate transfers between levels at the end of each reporting period.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of those financial instruments.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified. At December 31, 2022 and 2021 there was no allowance for doubtful accounts.

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

The following customers comprised 10% or more of the Company’s total accounts receivable or revenues as of or for the period ended December 31, 2022 and 2021, respectively (customers with an asterisk are less than 10%):

	Year Ended December 31, 2022		As of December 31, 2022
	Revenue	% of Total	Accounts Receivable	% of Total
Customer #1	$299,890	94.6%	$11,275	90.8%

	Year Ended December 31, 2021		As of December 31, 2021
	Revenue	% of Total	Accounts Receivable	% of Total
Customer #1	$745,030	35.8%	$235,500	95.7%
Customer #2	380,000	18.3	*	*
Customer #5	353,050	17.0	*	*

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves (i.e., unrecognized tax benefits) that are considered appropriate as well as the related net interest. As of December 31, 2022 and 2021, the Company had uncertain tax positions of $541,067 and $380,902, respectively. The Company has classified the unrecognized tax benefits as reductions of its tax credit carryforwards.

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

Research and Manufacturing Contract Costs and Accruals

The Company has entered into various research, development and manufacturing contracts with research institutions and other companies in and outside the United States. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

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

On August 10, 2022, the Company entered into an Equity Distribution Agreement (“the Sales Agreement”) with Piper Sandler & Co, (“the Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.3 million and $0 of deferred offering costs as of December 31, 2022 and 2021, respectively.

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

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2022 and 2021.

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

The fair value of options is estimated on the grant date using the Black-Scholes option-pricing model (“Black-Scholes”). Black-Scholes requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term of its stock option, the volatility of the Company’s common stock, and an assumed risk-free interest rate. The Company uses the simplified calculation of expected life and volatility, which is based on an average of the historical volatility of a group of publicly traded companies in a similar industry that the Company believes would be considered a peer group had it been a publicly held company for the duration of the expected life of the award. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Forfeitures are recognized as they occur. No dividend yield was assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgement.

As there had been no public market for the Company’s common stock prior to the IPO, the estimated fair value of its common stock has been determined by its board of directors as of the date of each option grant, with input from management, considering the Company’s most recently available third-party valuations of common stock and its board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Each valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used different assumptions or estimates, the fair value of its common stock and its stock-based compensation expense could be materially different.

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

The Company’s market capitalization has declined which may be an indicator of impairment. The Company will continue to assess the impact of its market capitalization and any other indicators of potential impairment. It is possible that if the Company’s market capitalization decline is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in an impairment of goodwill, intangible assets and other long-lived assets in future periods.

The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments during the years ended December 31, 2022 or 2021.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the JOBS act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Note 3 – Marketable Securities

Marketable securities consisted of the following as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$12,986,424	$-	$(25,649)	$12,960,775
Government securities	8,084,107	1,099	(12,021)	8,073,185
Commercial Paper	11,847,902	6,847	(739)	11,854,010
Total marketable securities	$32,918,433	$7,946	$(38,409)	$32,887,970

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$42,147,385	$-	$(28,575)	$42,118,810
Government securities	19,218,057	-	(13,689)	19,204,368
Commercial Paper	12,992,165	57	(4,197)	12,988,025
Total Current	74,357,607	57	(46,461)	74,311,203

Non-current:
U.S. Treasuries	999,186	-	(2,626)	996,560
Government securities	-	-	-	-
Total Non-current	999,186	-	(2,626)	996,560
Total marketable securities	$75,356,793	$57	$(49,087)	$75,307,763

There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the year ended December 31, 2022 or December 31, 2021.  Realized gains and losses are included in other expense on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2022 and 2021.

Note 4 – Fair Value Measurements

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$19,118,892	$-	$-	$19,118,892
Commercial paper	-	1,249,575	-	1,249,575
Government securities	-	2,742,025	-	2,742,025
Total cash equivalents	19,118,892	3,991,600	-	23,110,492

Marketable securities:
U.S. Treasuries	$12,960,775	$-	$-	$12,960,775
Government securities	-	8,073,185	-	8,073,185
Commercial paper	-	11,854,010	-	11,854,010
Total marketable securities	12,960,775	19,927,195	-	32,887,970
Total cash equivalents and marketable securities	$32,079,667	$23,918,795	$-	$55,998,462

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$33,961,344	$-	$-	$33,961,344
Commercial paper	-	2,000,000	-	2,000,000
Total cash equivalents	33,961,344	2,000,000	-	35,961,344

Marketable securities:
U.S. Treasuries	$43,115,370	$-	$-	$43,115,370
Government securities	-	19,204,368	-	19,204,368
Commercial paper	-	12,988,025	-	12,988,025
Total marketable securities	43,115,370	32,192,393	-	75,307,763
Total cash equivalents and marketable securities	$77,076,714	$34,192,393	$-	$111,269,107

There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2022 and 2021.

Note 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2022	2021

Computer equipment	$437,346	$281,666
Furniture and fixtures	91,317	84,477
Lab equipment	970,374	463,182
Leasehold improvements	288,908	152,117
Total	1,787,945	981,442
Accumulated depreciation	(418,337)	(174,219)
Property and equipment, net	$1,369,608	$807,223

Depreciation expense totaled $247,199 and $45,467 for the years ended December 31, 2022 and 2021, respectively.

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

Prior to the acquisition, Brett Hall, Chief Scientific Officer of Immuneering and the Founder and Chairman of the board of directors of BioArkive, held the majority of the outstanding shares of BioArkive capital stock. BioArkive provided contract services to the Company. Research and development expenses in the consolidated statement of operations include the cost of services provided by BioArkive to the Company which amounted to $4,548,780 in 2021 through the date of the acquisition. The results of BioArkive’s operations are included in the consolidated balance sheets.

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

Pro forma results are not presented for this acquisition as they are not material to the consolidated results of the Company’s operations.

	Preliminary Valuation	Measurement Period Adjustment	Final Valuation	Weighted Average Life
Cash	$70,348	$-	$70,348
Other currents assets	225,790	-	225,790
Other long term assets	87,796	-	87,796
Property, plant and equipment, net	727,539	-	727,539
Right of use assets	4,824,700	-	4,824,700
Intangible asset
Technology	439,000	-	439,000	15 years
Goodwill	6,701,726	11,295	6,690,431

Total assets acquired	13,076,899	11,295	13,065,604

Accounts payable, accrued expenses and other liabilities	69,714	(11,295)	58,419
Deferred tax liabilities	307,485	-	307,485
Lease liabilities	4,824,700	-	4,824,700
Net assets acquired	$7,875,000	$-	$7,875,000

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2022	2021

Accrued professional services	$297,234	$250,977
Accrued employee expenses	3,631,082	2,917,282
Accrued contract research expenses	425,846	585,416
Accrued other	146,831	211,772
Total	$4,500,993	$3,965,447

Note 8 – Convertible Preferred Stock

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

Note 9 - Common Stock

The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of December 31, 2022 and December 31, 2021 of which 26,418,732 and 26,320,199 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the board of directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.

As of December 31, 2022 and December 31, 2021, the following number of shares of Class A common stock have been reserved:

	December 31,	December 31,
	2022	2021

Exercise of common stock options	3,559,041	2,859,544
	3,559,041	2,859,544

The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of December 31, 2022 and December 31, 2021 of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.

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

Note 10 - Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated at December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021

Numerator:
Net loss	$(50,513,568)	$(33,535,748)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	26,386,864	13,612,677
Net loss per share - basic and diluted	$(1.91)	$(2.46)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at December 31, 2022 and 2021:

	2022	2021

Options to purchase common stock	3,559,041	2,859,544
Total shares of common stock equivalents	3,559,041	2,859,544

Note 11 – Stock-Based Compensation

During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of December 31, 2022, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan, the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of December 31, 2022, there were 2,553,210 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the board of directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of December 31, 2022, no shares had been issued under the 2021 ESPP.

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $4,064,446 and $1,802,623, respectively. As of December 31, 2022, compensation expense remaining to be recognized for outstanding stock options was $9,830,063 and to be recognized over a weighted-average period of 2.47 years.

The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. The Company was a private company until its initial public offering in August 2021 and continues to lack company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For the year ended December 31, 2022, the Company granted 1,227,810 shares of stock options at a weighted-average grant date fair value of $9.83. For the year ended December 31, 2021, the Company granted 1,452,462 shares at a weighted-average grant date fair value of $6.29.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Weighted-average risk-free interest rate	1.35% - 4.15%	0.89% - 1.71%
Expected term (in years)	5 - 10 years	5.83 - 10 years
Expected dividend yield	0%	0%
Expected volatility	64.67% - 78.12%	66.76% - 80.99%

The following table summarizes the stock option activity during the year ended December 31, 2022 under the 2021 Plan:

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	per Share	Term (in Years)	Intrinsic Value

Outstanding at of December 31, 2021	2,859,544	$6.55
Granted	1,227,810	9.83
Exercised	(98,533)	3.01
Cancelled	(429,780)	10.03
Outstanding at December 31, 2022	3,559,041	$7.36	7.68	$2,715,408

Vested and exercisable at December 31, 2022	1,846,663	$5.35	6.81	$2,314,676
Vested and expected to vest at December 31, 2022	3,559,041	$7.36	7.68	$2,715,408

For the year ended December 31, 2022 and 2021, the Company recognized share-based compensation expense recognized on the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021

Cost of revenue	$9,703	$103,329
Research and development	1,978,169	768,679
General and administrative	2,076,574	930,615
Total	$4,064,446	$1,802,623

Note 12 – Income Taxes

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate are as follows:

	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.1%	5.5%
Permanent differences	(0.9)%	(0.6)%
Federal research and development credits	2.3%	5.6%
State research and development credits	0.2%	0.4%
Uncertain tax positions	(0.3)%	(0.6)%
Other differences	0.9%	0.7%
Change in valuation allowance	(29.3)%	(31.1)%
Effective income tax rate	0.0%	0.9%

As of December 31, 2022 and 2021, the components and tax effects of each type of item that gave rise to the net deferred tax assets were as follows:

	2022	2021
Deferred tax assets:
Stock-based compensation expense	$1,059,866	$373,602
Research expenses	6,758,291	—
Unrealized losses	10,419	12,990
R&D credit carryforward	4,146,850	3,346,097
NOL carryforward	20,842,910	14,699,524
Gross deferred tax assets	32,818,336	18,432,213
Valuation allowance	(32,039,948)	(17,677,899)
Net deferred tax assets	778,388	754,314
Net deferred tax liabilities:
Prepaid expenses deducted for tax	(353,224)	(425,755)
Right of use	(117,445)	—
Tax depreciation in excess of book	(307,719)	(328,559)
Total deferred tax liabilities	(778,388)	(754,314)
Net deferred taxes	$—	$—

Federal net operating losses (“NOL”) generated in tax years ended after December 31, 2017 are limited to 80% of taxable income, only carried forward and carried forward indefinitely under the Internal Revenue Code (“IRC”). The Company recorded a deferred tax liability of $304,485 on the acquisition of BioArkive. It had pre-existing deferred tax assets for which there was a full valuation allowance. As a result of the taxable temporary differences recognized in the business combination, the Company released $304,485 of its valuation allowance and recognized the income tax benefit in the income statement at the acquisition date in accordance with ASC 740. There was no income tax expense or benefit in 2022. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2022, the Company has federal and state NOLs of $77,015,618 and $76,232,037, respectively all generated after the tax year ended December 31, 2017. At December 31, 2022, the Company has federal and state research and development credit carryforwards, $3,802,780 and $435,533, respectively, that start to expire beginning in 2025.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of December 31, 2022 did not satisfy the realization criteria set forth in ASC Topic 740, Income Taxes and, therefore, has recorded a full valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2022 by $14,362,049 due to the increase in the deferred tax assets by the same amount, primarily due to NOL and research and development expenses.

Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

As of December 31, 2022 and 2021, the Company had uncertain tax positions of $541,067 and $380,902. The Company has classified the unrecognized tax benefits as reductions of its tax carryforwards. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, unrecognized tax benefits were as follows:

	2022	2021
Beginning balance	$380,902	$174,950
Increase due to current year tax position	160,165	205,952
Ending balance	$541,067	$380,902

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

Note 13 – Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts, New York, New York and San Francisco, California, pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York and San Francisco lease is renewable on a yearly basis and the last renewal extended the lease term until February 28, 2024 and July 31, 2023 respectively. These lease agreements include payments for lease and non-lease components and the Company has elected to not separate such components and these payments were recognized as rent expense.

As of December 31, 2022, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $36,827 due in 2023.

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

The modification is reflected as a non-cash operating activity in the statement of cash flows for the year ended December 31, 2022.

The Company subsequently entered into a sublease of the Via Frontera Lease, the term of which commenced in March 2022 and continues through the full remaining obligation. Sublease income will be accounted for as a reduction of rent expense in the statement of operations.

As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. One is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032, the second is for a 6,100 square feet of office and laboratory space under a lease that terminates on December 31, 2022 (the “Site 2 Lease”), and the third is for a lease for 4,760 square feet of office and laboratory space under a lease that terminates on March 31, 2024 (the “Site 3 Lease”). As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021. In February 2022, the Company entered into a sublease of the Site 2 Lease, the term of which continues through the remaining term of the Site 2 Lease. In August 2022, the Company terminated the Site 2 lease and sublease early as the building was sold.  As such, the remaining right-of-use asset and lease liability were written off during the year ended December 31, 2022.  This is reflected as a non-cash operating activity in the statement of cash flows for the year ended December 31, 2022. In February 2023, the Company entered into a sublease of the Site 3 Lease, the term of which continues through the remaining term of the Site 3 Lease.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2022 were as follows:

Amount
2023	$843,463
2024	732,546
2025	739,689
2026	761,877
2027	784,737
Thereafter	3,682,509
Total future lease payments	7,544,821
Less: Imputed interest	2,703,139
Total lease liabilities	$4,841,682
Current portion lease liabilities	378,723
Lease liabilities, noncurrent	4,462,959
Total lease liabilities	$4,841,682

Quantitative information regarding the Company’s leases for the year ended December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Lease costs:
Operating lease cost	$1,002,989	$160,872
Short-term lease cost	282,775	258,357
Variable lease cost	(178,620)	—
Total lease costs	$1,107,144	$419,229
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$609,790	$111,527
Operating cash flows from short-term leases	282,775	236,700
	$892,565	$348,227
Weighted-average remaining lease term - operating leases	9.16 years	9.62 years
Weighted-average discount rate - operating leases	9.1%	9.7%

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who is our principal executive officer) and our Vice President, Finance and Treasurer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Vice President, Finance and Treasurer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. As an "emerging growth company" as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, including information regarding securities authorized for issuance under equity compensation plans pursuant to Item5(a), Part II of Form 10-K, will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

See the Exhibit Index in Item 15(b) below.

(b) EXHIBIT INDEX

op
		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Share Purchase Agreement by and among Immuneering Corporation, BioArkive, Inc. and BioArkive’s shareholders, dated as of December 22, 2021	8-K	001-40675	2.1	12/22/2021
3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	09/09/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	10-Q	001-40675	3.2	09/09/2021
4.1	Form of Specimen Stock Certificate	S-1/A	333-257791	4.1	07/26/2021
4.2	Amended and Restated Investors’ Rights Agreement, dated December 21, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-257791	4.2	07/26/2021
4.3	Description of Securities	10-K	001-40675	4.3	3/10/2022
10.1†	Employment Agreement, dated July 23, 2021, by and between Brett Hall, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.6	07/26/2021
10.2†	Employment Agreement, dated July 23, 2021, by and between Scott Barrett, M.D. and Immuneering Corporation	S-1/A	333-257791	10.7	07/26/2021
10.3†	Employment Agreement, dated July 23, 2021, by and between Benjamin J. Zeskind, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.8	07/26/2021
10.4†	Immuneering Corporation 2008 Stock Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.4	07/09/2021
10.5†	Immuneering Corporation Long Term Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.5	07/09/2021
10.6†	Immuneering Corporation 2021 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-257791	10.10	07/26/2021
10.7†	Immuneering Corporation 2021 Employee Stock Purchase Plan.	S-1/A	333-257791	10.11	07/26/2021
10.8†	Equity Distribution Agreement, dated as of August 10, 2022, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-266738	1.2	8/10/2022
10.9†	Form of Indemnification Agreement by and among the Registrant and its directors and officers.	S-1/A	333-257791	10.12	07/26/2021
10.10†	Immuneering Corporation Non-Employee Director Compensation Program.	S-1/A	333-257791	10.13	07/26/2021
10.11	Lease Agreement, by and between BioArkive, Inc. and Thornmint 13, LLC, dated as of July 22, 2021	8-K	001-40675	10.1	12/22/2021
21.1	Subsidiaries of Immuneering Corporation	10-K	001-40675	21.1	03/10/2022
23.1	Consent of RSM US, LLP, Independent Registered Pubic Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

op
		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*  Filed herewith.

**  Furnished herewith.

†  Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: March 6, 2023	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Benjamin J. Zeskind, and Mallory Morales and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin J. Zeskind	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2023
Benjamin J. Zeskind, Ph.D.

/s/ Mallory Morales	Vice President Finance and Treasurer (Principal Financial and Accounting Officer)	March 6, 2023
Mallory Morales

/s/ Ann E. Berman	Director	March 6, 2023
Ann E. Berman

/s/ Robert J. Carpenter	Director	March 6, 2023
Robert J. Carpenter

/s/ Peter Feinberg	Director	March 6, 2023
Peter Feinberg

/s/ Diana F. Hausman, MD	Director	March 6, 2023
Diana F. Hausman, MD

/s/ Laurie B. Keating	Director	March 6, 2023
Laurie B. Keating