Form 10-Q
period 2023-03-31
Immuneering Corp
filed 2023-05-04
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to
Commission File Number: 001-40675
_________________________________________________
Immuneering Corporation
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	26-1976972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

245 Main St.
Second Floor
Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)
(617) 500-8080
(Registrant’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2023 the registrant had 29,248,656 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:
•our limited operating history;
•our history of operating losses;
•our ability to raise the substantial additional capital that will be required to finance our operations;
•the difficulty of obtaining regulatory approval for any of our current or future product candidates;
•our ability to submit an Investigational New Drug application, or IND, or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
•our limited experience in designing and conducting clinical trials;
•the timing of the initiation, progress and potential results of our ongoing and planned preclinical studies and clinical trials and our research programs, including our Phase 1/2a clinical trial of IMM-1-104;
•our ability to successfully complete our Phase 1/2a clinical trial of IMM-1-104;
•the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
•risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
•the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
•our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies such as DCT and Fluency;
•risks related to competition in our industry;
•the market opportunity for our product candidates, if approved;

•risks related to manufacturing;
•risks related to our reliance on third parties;
•risks related to our intellectual property;
•risks related to the pandemic related to COVID-19, its variants and future pandemics; and
•other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in Part II, Item 1A. “Risk Factors” section of this Quarterly Report on Form 10-Q.
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

Risk Factors Summary
We are subject to numerous risks and uncertainties, including those further described below in Part I Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:
•We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
•We have incurred significant net losses for the past several years and we expect to continue to incur significant net losses for the foreseeable future and may never obtain profitability.
•We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
•The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
•We may encounter substantial delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
•Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
•We are early in our development efforts. Our business is substantially dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval to treat the indications we seek to treat with our product candidates, and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
•We are substantially dependent on our platform, including our proprietary technologies such as DCT and Fluency, which are supported by our information technology systems. Any failure of these or other elements of our platform will materially harm our business.
•Our long-term prospects depend in part upon discovering, developing and commercializing product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our DCT platform to build a pipeline of product candidates with commercial value.
•We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.
•We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•The COVID-19 pandemic and potential future pandemics could continue to adversely impact our business, including our current and future clinical trials, supply chain and business development activities.
•We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
•If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be impaired, and we may not be able to compete effectively in our market.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$77,430,283	$72,636,886
Marketable securities, current	14,105,560	32,887,970
Accounts receivable	1,046	12,417
Prepaids and other current assets	2,696,640	3,209,536
Total current assets	94,233,529	108,746,809

Property and equipment, net	1,325,192	1,369,608
Goodwill	6,690,431	6,690,431
Intangible asset, net	401,630	408,947
Right-of-use assets, net	4,301,999	4,407,785
Other assets	743,703	743,703
Total assets	$107,696,484	$122,367,283

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,723,624	$3,154,557
Accrued expenses	2,412,413	4,500,993
Other liabilities, current	26,333	19,796
Lease liabilities, current	363,238	378,723
Total current liabilities	5,525,608	8,054,069

Long-term liabilities:
Lease liabilities, non-current	4,381,252	4,462,959
Total liabilities	9,906,860	12,517,028
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 26,495,797 and 26,418,732 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	26,496	26,419
Class B common stock, $0.001 par value, 20,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	221,153,749	219,640,912
Accumulated other comprehensive gain (loss)	506	(30,120)
Accumulated deficit	(123,391,127)	(109,786,956)
Total stockholders' equity	97,789,624	109,850,255
Total liabilities and stockholders' equity	$107,696,484	$122,367,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$—	$183,698
Cost of revenue	—	90,846

Gross profit	—	92,852

Operating expenses
Research and development	10,210,926	9,058,545
General and administrative	4,461,331	3,951,866
Amortization of intangible asset	7,317	8,103
Total operating expenses	14,679,574	13,018,514
Loss from operations	(14,679,574)	(12,925,662)

Other income (expense)
Interest income	831,274	132,506
Other income (expense)	244,129	(103,218)
Net loss	$(13,604,171)	$(12,896,374)

Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	26,442,216	26,359,080

Other comprehensive loss:
Unrealized gains (losses) from marketable securities	30,626	(118,386)
Comprehensive Loss	$(13,573,545)	$(13,014,760)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2021	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109
Issuance of common stock upon exercise of stock options	63,100	63	—	—	193,048	—	—	193,111
Stock-based compensation expense	—	—	—	—	897,650	—	—	897,650
Net loss	—	—	—	—	—	—	(12,896,374)	(12,896,374)
Other comprehensive loss	—	—	—	—	—	(118,386)	—	(118,386)
Balance at March 31, 2022	26,383,299	$26,383	—	$—	$216,366,884	$(167,395)	$(72,169,762)	$144,056,110

	Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255
Issuance of common stock upon exercise of stock options	77,065	77	—	—	239,332	—	—	239,409
Stock-based compensation expense	—	—	—	—	1,273,505	—	—	1,273,505
Net loss	—	—	—	—	—	—	(13,604,171)	(13,604,171)
Other comprehensive gain	—	—	—	—	—	30,626	—	30,626
Balance at March 31, 2023	26,495,797	$26,496	—	$—	$221,153,749	$506	$(123,391,127)	$97,789,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(13,604,171)	$(12,896,374)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	76,527	47,704
Reduction in carrying amount of right-of-use asset	105,786	144,821
Intangible asset amortization	7,317	8,103
Stock based compensation expense	1,273,505	897,650
Net amortization of premium (discount) on marketable securities	(186,964)	103,531
Loss on disposal of fixed assets	666	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	11,371	(33,573)
Prepaid expenses and other current assets	512,896	1,409,016
Other assets	—	12,550
Increase (decrease) in:
Accounts payable	(430,933)	248,022
Accrued expenses	(2,093,363)	(2,235,349)
Lease liability	(97,192)	(44,252)
Other liabilities	6,537	57,112
Net cash used in operating activities	(14,418,018)	(12,281,039)
Cash flows from investing activities:
Purchases of property and equipment	(27,993)	(115,050)
Purchases of marketable securities	—	(7,980,107)
Maturities of marketable securities	19,000,000	20,500,000
Net cash provided by investing activities	18,972,007	12,404,843
Cash flows from financing activities:
Proceeds from exercise of stock options	239,408	193,111
Net cash provided by financing activities	239,408	193,111
Net increase in cash and cash equivalents	4,793,397	316,915
Cash and cash equivalents at beginning of period	72,636,886	74,888,145
Cash and cash equivalents at end of period	$77,430,283	$75,205,060
Supplemental disclosures of noncash information:
Property and equipment in accounts payable/accrued expenses	$4,784	$—
Reduction of right-of-use asset and lease liability in connection with lease modification	—	347,739
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

The Company is subject to a number of inherent risks associated with any biotechnology company that has substantial expenditures for research and development. These risks include, but are not limited to, the need to obtain adequate additional funding, possible failure of clinical trials or other events demonstrating lack of clinical safety or efficacy of its product candidates, dependence on key personnel, reliance on third-party service providers for manufacturing drug product and conducting clinical trials, the ability to successfully secure its proprietary technology, and risks related to the regulatory approval and commercialization of a product candidate. There can be no assurance that the Company’s research and development programs will be successful. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, and consultants.
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
To date, the Company has funded its operations through service revenues, and with proceeds from the sale of its capital stock and convertible notes and, most recently, with proceeds from the IPO. The Company has incurred recurring losses over the past several years and as of March 31, 2023, the Company had an accumulated deficit of $123,391,127. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements.
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
There have been no material changes to the accounting policies of the Company as those set forth in Note 2 to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Unaudited Interim Financial Information
The unaudited interim condensed consolidated financial statements of the Company have been prepared, without audit, in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2022.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, operating results and cash flows. Revenues and net loss for any interim period are not necessarily indicative of future or annual results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these condensed consolidated financial statements included but are not limited to, the research and development expenses, determination of fair value of stock-based awards, the valuation of common stock prior to the IPO, and the right-to-use assets and operating lease liabilities. Actual results may differ materially and adversely from these estimates.
Goodwill
Goodwill represents the excess of the fair value of the acquiree over the recognized basis of the net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Goodwill is not amortized, but instead is periodically reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill exceeds its fair value.
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

The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments identified for the year ended December 31, 2022 or quarter ended March 31, 2023.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (“the Sales Agreement”) with Piper Sandler & Co, (“the Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.3 million of deferred offering costs as of both March 31, 2023 and December 31, 2022.
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
In 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard, as amended, requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) will become effective for the Company on January 1, 2023. The Company adopted this effective January 1, 2023 and there was no impact to the condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This update is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption of the standard is permitted. The Company adopted this effective January 1, 2023 and there was no impact to the condensed consolidated financial statements.
Note 3 – Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three months ended March 31, 2023 or 2022. Realized gains and losses are included in other expense on a specific-identification basis.

Our marketable securities portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions.
During the three months ended March 31, 2023 and 2022, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of March 31, 2023 or December 31, 2022.
Marketable securities as of March 31, 2023 consisted of the following:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
Government securities	$7,165,744	$349	$(4,581)	$7,161,512
Commercial paper	6,942,394	1,673	(19)	6,944,048
Total marketable securities	$14,108,138	$2,022	$(4,600)	$14,105,560
Marketable securities as of December 31, 2022 consisted of the following:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$12,986,424	$—	$(25,649)	$12,960,775
Government securities	8,084,107	1,099	(12,021)	8,073,185
Commercial paper	11,847,902	6,847	(739)	11,854,010
Total marketable securities	$32,918,433	$7,946	$(38,409)	$32,887,970
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$70,438,536	$—	$—	$70,438,536
Government securities	—	5,743,364	—	$5,743,364
Commercial paper	—	995,630	—	995,630
Total cash equivalents	70,438,536	6,738,994	—	77,177,530

Marketable securities:
Government securities	—	7,161,513	—	7,161,513
Commercial paper	—	6,944,047	—	6,944,047
Total marketable securities	—	14,105,560	—	14,105,560
Total cash equivalents and marketable securities	$70,438,536	$20,844,554	$—	$91,283,090
There have been no changes to the valuation methods during the three months ended March 31, 2023. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2023.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2023 and December 31, 2022.
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$19,118,892	$—	$—	$19,118,892
Commercial paper	—	1,249,575	—	1,249,575
Government securities	—	2,742,025	—	2,742,025
Total cash equivalents	19,118,892	3,991,600	—	23,110,492

Marketable securities:
U.S. Treasuries	$12,960,775	$—	$—	$12,960,775
Government securities	—	8,073,185	—	8,073,185
Commercial paper	—	11,854,010	—	11,854,010
Total marketable securities	12,960,775	19,927,195	—	32,887,970
Total cash equivalents and marketable securities	$32,079,667	$23,918,795	$—	$55,998,462

Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022

Computer equipment	$437,887	$437,346
Furniture and fixtures	91,317	91,317
Lab equipment	996,934	970,374
Leasehold improvements	291,919	288,908
Total	1,818,057	1,787,945
Accumulated depreciation	(492,865)	(418,337)
Property and equipment, net	$1,325,192	$1,369,608
Depreciation expense totaled $76,527 and $47,704 for the three months ended March 31, 2023 and 2022, respectively.
Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022

Accrued professional services	$244,921	$297,234
Accrued employee expenses	1,505,465	3,631,082
Accrued contract research expenses	556,675	425,846
Accrued other	105,352	146,831
Total	$2,412,413	$4,500,993
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of March 31, 2023 and December 31, 2022 of which 26,495,797 and 26,418,732 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
As of March 31, 2023 and December 31, 2022, the following number of shares of Class A common stock have been reserved:

	March 31, 2023	December 31, 2022

Exercise of common stock options	5,291,970	3,559,041
	5,291,970	3,559,041
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of March 31, 2023 and December 31, 2022, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.

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
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at March 31, 2023. The Company had approximately $0.3 million of deferred offering costs as of both March 31, 2023 and December 31, 2022. No shares were sold during the three months ended March 31, 2023 or March 31, 2022.
Note 8 - Net Loss Per Share Attributable to Common Stockholders
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

Basic and diluted net loss per share attributable to common stockholders was calculated at March 31, 2023 and March 31, 2022 as follows:

	Three Months Ended March 31,
	2023	2022

Numerator:
Net loss	$(13,604,171)	$(12,896,374)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	26,442,216	26,359,080
Net loss per share - basic and diluted	$(0.51)	$(0.49)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at March 31, 2023 and March 31, 2022:

	2023	2022

Options to purchase common stock	5,291,970	3,715,956
Total shares of common stock equivalents	5,291,970	3,715,956
Note 9 – Stock-Based Compensation
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of March 31, 2023, there were 1,799,965 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the board of directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of March 31, 2023, no shares had been issued under the 2021 ESPP.

The Company recognized stock-based compensation expense of $1,273,505 and $897,650 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, compensation expense remaining to be recognized for outstanding stock options was $13,558,198 and to be recognized over a weighted-average period of 3.00 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company's IPO on August 3, 2021, the Company was a private company thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the three months ended March 31, 2023, the Company granted 1,979,950 shares of stock options at a weighted-average grant date fair value of $4.72.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Weighted-average risk-free interest rate	3.60% - 3.89%	1.35% - 2.44%
Expected term (in years)	5.00 - 6.04 years	5.00 - 10.00 years
Expected dividend yield	0%	0%
Expected volatility	65.01% - 67.50%	65.96% - 78.12%
The following table summarizes the stock option activity during the three months ended March 31, 2023 under the Plan:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	3,559,041	$7.36
Granted	1,979,950	4.72
Exercised	(77,065)	3.11
Cancelled	(169,956)	9.66
Outstanding at March 31, 2023	5,291,970	$6.36	8.23	$20,113,447

Vested and exercisable at March 31, 2023	2,025,313	$5.63	6.57	$9,045,769
Vested and expected to vest at March 31, 2023	5,291,970	$6.36	8.23	$20,113,447
For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense recognized on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$—	$4,630
Research and development	590,835	432,719
General and administrative	682,670	460,301
Total	$1,273,505	$897,650

Note 10 – Commitments and Contingencies
Operating Leases
The Company leases office space in Cambridge, Massachusetts, New York, New York and San Francisco, California, pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York and San Francisco leasessec are renewable on a yearly basis and the most recent renewal extended the lease term until February 28, 2024 and July 31, 2023 respectively. These lease agreements include payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of March 31, 2023, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $71,809 due in 2023 and $13,840 due in 2024.
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
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at March 31, 2023 were as follows:

Amount
Remainder of 2023	$626,809
2024	732,546
2025	739,689
2026	761,877
2027	784,737
Thereafter	3,682,509
Total future lease payments	7,328,167
Less: Imputed interest	(2,583,677)
Total lease liabilities	$4,744,490
Current portion lease liabilities	$363,238
Lease liabilities, noncurrent	4,381,252
Total lease liabilities	$4,744,490

Quantitative information regarding the Company’s leases for the three months ended March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
Lease costs:
Operating lease cost	$225,248	$264,544
Short-term lease cost	55,946	81,927
Sublease income	(39,569)	(29,129)
Total lease costs	$241,625	$317,342
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$216,654	$163,975
Operating cash flows from short-term leases	55,946	81,927
	$272,600	$245,902
Weighted-average remaining lease term - operating leases	8.95 years	9.65 years
Weighted-average discount rate - operating leases	9.1%	9.3%
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

Note 11 – Subsequent Events
Issuance and Sale of Class A Common Stock
On April 20, 2023, the Company completed an underwritten offering, pursuant to which it issued and sold 2,727,273 shares of its Class A common stock $0.001 par value per share at an offering price of $11.00 per share. The aggregate net proceeds received by the Company from the offering was $28,200,003, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $400,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including the audited consolidated financial statements and notes thereto. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage oncology company developing medicines for broad populations of cancer patients. Our initial aim is to develop a universal-RAS therapy, an approach designed to include patients with solid tumors driven by any mutation in KRAS, NRAS or HRAS. Our inclusive approach differentiates us from narrowly targeted precision therapies, which are limited to patients with tumors harboring select mutations.

We are currently evaluating our lead product candidate, IMM-1-104, in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS mutations. IMM-1-104 is being developed as a once-daily oral monotherapy that aims to achieve universal-RAS activity through deep cyclic inhibition of the MAPK pathway. Deep cyclic inhibition is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our second product candidate, IMM-6-415, aims to achieve universal-MAPK activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of the MAPK pathway. IMM-6-415 is currently in IND-enabling studies. Our pipeline also includes Trifecta MEK, RAS modulators and other small molecule drug discovery programs. In February 2023, we suspended our neuroscience programs, which were in the early stages of drug discovery, in order to focus on advancing our core oncology pipeline.

On April 18, 2023, we announced initial pharmacokinetic, or PK, pharmacodynamic, or PD, and safety data from the ongoing Phase 1 portion of our Phase 1/2a clinical trial of IMM-1-104 in patients with advanced solid tumors harboring RAS mutations. As of April 10, 2023, we had PK, PD and safety data from four patients with pancreatic or colorectal cancer available for evaluation. Of these patients, we dosed one patient at 40 mg once daily oral dose, or the first dose level, one patient at 80 mg once daily oral dose, or the second dose level, and two patients at 160 mg once daily oral dose, or the third dose level. At the third dose level, we observed significant PK Cmax levels, which is the plasma concentration of therapy in a specific area of the body, with IMM-1-104 of over 2,000 ng/mL or approximately 1 uM drug free-fraction. In addition, we observed greater than 90% PD inhibition of phosphorylated extracellular signal-regulated kinase (pERK) with IMM-1-104 compared to pretreatment baseline for patients at the third dose level. A median plasma half-life of 1.94 hours was observed with IMM-1-104 across the first three dose levels evaluated in patients with pancreatic and colorectal cancer with different RAS mutations, including KRAS-G12D, the most common mutation present in pancreatic cancer. IMM-1-104 was well tolerated in these four patients, as well as one patient dosed at 320 mg once daily oral dose, or the fourth dose level, with no dose limiting toxicities or serious adverse events observed and no drug-related adverse events beyond Grade 1 observed.

Based on this initial data, we plan to announce the recommended Phase 2 dose in early 2024 instead of our prior guidance of mid-2024. In addition, we plan to submit an IND for IMM-6-415 to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2023.

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
On April 20, 2023, we completed an underwritten offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering was $28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $0.4 million.
Since inception, we have had significant annual operating losses. Our net loss was approximately $13.6 million, for the three months ended March 31, 2023 and $50.5 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of approximately $123.4 million and approximately $91.5 million in cash and cash equivalents and marketable securities.
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
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, including the estimated net proceeds from our April 2023 underwritten offering, will enable us to fund our development activities and other operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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

At this time, we do not anticipate entering into any new service or storage contracts or agreements.

Cost of Revenue

Historically, our cost of revenue has primarily consisted of expenses related to providing professional services to our customers. These costs include salaries, bonuses, benefits, stock-based compensation expense, depreciation, facilities, and other outside services. As a result of the discontinued service contracts and bio-sample storage business, the cost of revenue incurred for the year ended December 31, 2022 is immaterial to the financial statements.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.
Research and Development
Research and development expenses account for a significant portion of our operating expenses. Our research and development expenses consist primarily of direct and unallocated costs incurred in connection with the development of our research platform, product candidates, discovery efforts and preclinical and clinical activities related to our program pipeline.
Our direct costs include:
•expenses incurred under agreements with third-party contract research organizations, or CROs, and other vendors that conduct our preclinical and clinical activities on our behalf; including clinical trial sites that conduct research and development activities on our behalf.
•laboratory expenses related to the execution of discovery programs, preclinical studies and clinical trials;
•costs related to production of clinical and preclinical materials, including fees paid to contract manufacturers.
Our unallocated costs include:
•personnel-related expenses, consisting of employee salaries, bonuses, benefits and stock-based compensation expense, and recruiting costs for personnel engaged in research and development activities; and
•contractor and consulting fees related to the preparation and ongoing support of clinical trials
•facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, maintenance of facilities, insurance, and other supplies.
We expense research and development costs in the periods in which they are incurred.

Our direct research and development expenses are tracked on a program-by-program basis once they are in Phase 1 and consist of external costs and fees paid to contract manufacturing organizations, or CMOs, and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, contractor/consultant fees, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, such as:
•successful completion of preclinical studies and initiation of clinical trials for future product candidates;
•successful enrollment and completion of clinical trials for our current product candidates;
•data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•acceptance by the FDA or other applicable regulatory agencies of IND applications, clinical trial applications and/or other regulatory filings for our product candidates;
•expansion and maintenance of a workforce of experienced scientists and others to continue to develop our product candidates;
•successful application for and receipt of marketing approvals from applicable regulatory authorities;
•obtainment and maintenance of intellectual property protection and regulatory exclusivity for our product candidates;
•making of arrangements with contract manufacturing organizations for, or establishment of, commercial manufacturing capabilities;
•establishment of sales, marketing and distribution capabilities and successful launch of commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•effective competition with other therapies;
•obtainment and maintenance of coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•maintenance, enforcement, defense and protection of our rights in our intellectual property portfolio;
•avoidance of infringement, misappropriation or other violations with respect to others’ intellectual property or proprietary rights; and
•maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$184	$(184)	(100.0)%
Cost of revenue	—	91	(91)	(100.0)%
Gross profit	—	93	(93)	(100.0)%
Operating expenses
Research and development	10,211	9,059	1,152	12.7%
General and administrative	4,461	3,952	509	12.9%
Amortization of intangible asset	7	8	(1)	(12.5)%
Total operating expenses	14,679	13,019	1,660	12.8%
Loss from operations	(14,679)	(12,926)	(1,753)	13.6%
Other income (expense)
Interest income	831	133	698	524.8%
Other income (expense)	244	(103)	347	(336.9)%
Net loss	$(13,604)	(12,896)	(708)	5.5%
Revenue
The following table summarizes the revenue recognized for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$184	$(184)	(100.0)%
Revenue decreased by approximately $0.2 million, or 100.0%, to $0 for the three months ended March 31, 2023 compared to approximately $0.2 million for the three months ended March 31, 2022. The decrease in revenue was due to the completion of the remaining services contracts associated with the computational biology professional services business in September 2022, in addition to fulfilling the final bio-sample storage contract in December 2022.
Cost of Revenue
Cost of revenue decreased by approximately $91 thousand, or 100.0%, to $0 for the three months ended March 31, 2023 compared to approximately $91 thousand for the three months March 31, 2022. The decrease was primarily due to decreased employee-related costs of approximately $0.2 million related to services contracts that were discontinued as of September 2022.

Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$2,082	$890	$1,192	133.9%
Other Programs	3,252	4,125	(873)	(21.2)%
Unallocated research and development expenses:
Employee-related costs	3,913	3,484	429	12.3%
Stock-based compensation expense	591	433	158	36.5%
Facilities and other expenses	320	105	215	204.8%
Depreciation	53	22	31	140.9%

Total research and development	$10,211	$9,059	$1,152	12.7%
N/M – Not meaningful
Research and development expenses increased by approximately $1.2 million, or 12.7%, to approximately $10.2 million for the three months ended March 31, 2023 as compared to approximately $9.1 million for the three months ended March 31, 2022. The increase of approximately $1.2 million was primarily due to an increase of approximately $0.3 million related to direct research and development expenses, of which $1.2 million related to IMM-1-104 and a decrease of $0.9 million for earlier stage programs. The remaining increase was driven by unallocated research and development costs of approximately $0.8 million, which was primarily driven by the increase of $0.4 million in additional employee-related costs, $0.2 million related to stock-based compensation expense, and $0.2 million in depreciation, facilities, and other expenses in the aggregate.
General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Employee-related costs	$2,347	$2,169	$178	8.2%
Stock-based compensation expense	683	460	223	48.5%
Professional fees	918	693	225	32.5%
Public relations	—	1	(1)	(100.0)%
Outside consultants	—	68	(68)	(100.0)%
Facilities and other allocated expenses	138	357	(219)	(61.3)%
Other	375	204	171	83.8%

Total general and administrative	$4,461	$3,952	$509	12.9%
General and administrative expenses increased by approximately $0.5 million, or 12.9%, to approximately $4.5 million for the three months ended March 31, 2023 compared to approximately $4.0 million for the three months ended March 31, 2022. The increase of approximately $0.5 million was primarily due to an increase in employee-related costs of approximately $0.2 million, increased stock-based compensation expense of $0.2 million, decreased facilities and allocated expenses of approximately $0.2 million, increased professional fees for accounting, auditing and legal of $0.2 million, and approximately $0.2 million in other expenses.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 in the three months ended March 31, 2023, compared to $8,103 in the three months ended March 31, 2022. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (expense)
Interest income increased by approximately $0.7 million due to the interest earned on our cash and cash equivalents and marketable securities balances as a result of an increase in interest rates.
Other expense increased by approximately $244 thousand as a result of the increase in the amortization of premiums related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations through service revenues, the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of March 31, 2023, we had an accumulated deficit of $123.4 million and $91.5 million in cash and cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into an Equity Distribution Agreement, or the Sales Agreement, with Piper Sandler & Co, or the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. For the quarter ended March 31, 2023, we did not sell any shares of common stock under the Sales Agreement.
On April 20, 2023, we completed an underwritten offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering was $28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $0.4 million.

As of March 31, 2023, we have contractual obligations related to various leases of $0.6 million for 2023, $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027 and $3.7 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,418)	$(12,281)
Investing activities	18,972	12,405
Financing activities	239	193

Net increase in cash and cash equivalents	$4,793	$317
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, operating activities used approximately $14.4 million of cash, primarily resulting from our net loss of approximately $13.6 million, partially offset by the reduction in carrying amount of right-of-use asset of $0.1 million and stock-based compensation expense of approximately $1.3 million.
During the three months ended March 31, 2022, operating activities used approximately $12.3 million of cash, primarily resulting from our net loss of approximately $12.9 million and cash provided by changes in our operating assets and liabilities of approximately $0.4 million, partially offset by stock-based compensation expense of approximately $0.6 million.

Net Cash Provided by Investing Activities
During the three months ended March 31, 2023, investing activities provided approximately $19.0 million of cash, primarily resulting from the maturities of marketable securities of approximately $19.0 million, partially offset by purchases of property and equipment of $27 thousand.
During the three months ended March 31, 2022, investing activities provided approximately $12.4 million, primarily resulting from the maturities of marketable securities of approximately $20.5 million, offset by purchases of marketable securities for $8.0 million and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was approximately $0.2 million, consisting of approximately $0.2 million from the exercise of stock options.
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

Future Funding Requirements
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:
•the costs and results of our ongoing clinical trial for IMM-1-104 and potential future clinical trials for our other product candidates;
•the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates;
•the costs, timing and outcome of regulatory review of our product candidates;
•our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
•the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;
•the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property related claims;
•the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•our ability to access the private and public capital markets or to obtain financing at commercially reasonable rate;
•the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•the costs of operating as a public company; and
•the impacts of the pandemic related to COVID-19 and its variants and potential future pandemics.
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, including the estimated net proceeds from our April 2023 underwritten offering, will enable us to fund our development activities and other operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Critical Accounting Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on 10-K for the fiscal year ending December 31, 2022. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on 10-K for the fiscal year ending December 31, 2022.

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
We may remain classified as an EGC until the end of the fiscal year following the fifth anniversary of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any year before that time, or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Treasurer (our principal financial officer and principal accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $13.6 million and $50.5 million for the three months ended March 31, 2023 and year ended December 31, 2022 respectively. As of March 31, 2023, we had an accumulated deficit of approximately $123.4 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our lead product candidate, IMM-1-104, for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•advance the development of our lead product candidate, IMM-1-104, and our other product candidates, including IMM-6-415, through preclinical and clinical development, and, if approved by the FDA or other comparable foreign regulatory authorities, commercialization;
•incur manufacturing costs for our product candidates;
•seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
•increase our research and development activities to identify and develop new product candidates;
•hire additional personnel;
•expand our operational, financial and management systems;
•invest in measures to protect and expand our intellectual property;
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize;
•expand our manufacturing and develop our commercialization efforts; and
•operate as a public company.
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
As of March 31, 2023, we had approximately $91.5 million in cash and cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities, including the net proceeds from our April 2023 underwritten offering, will be sufficient to fund our development activities and other operations into 2025. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timeline, cost and results of our clinical trials for our product candidates;
•the initiation, progress, timeline, cost and results of additional research and preclinical studies related to pipeline development and other research programs we initiate in the future;
•the cost and timing of manufacturing activities as we advance our product candidates through preclinical and clinical development, and commercialization;
•the potential expansion of our current development programs to seek new indications;
•the negative impact of the COVID-19 pandemic or future pandemics on our business;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, in-licensed or otherwise;
•the effect of competing technological and market developments;
•the payment of licensing fees, potential royalty payments and potential milestone payments;
•the cost of general operating expenses;
•the cost and timing of completion of commercial-scale manufacturing activities;
•the cost of establishing sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and
•the cost of operating as a public company.
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
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

•the FDA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
•we may be unable to demonstrate to the FDA or other comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval from one or more institutional review boards, or IRBs;
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
Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:
•be delayed in obtaining marketing approval, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;

•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings
•be subject to additional post-marketing testing requirements;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified REMS;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued; or
•experience damage to our reputation.
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed initial interim PK, PD and safety data from our Phase 1/2a clinical trial of IMM-1-104 in April 2023. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
•we may be forced to suspend marketing of that product, or be forced to or decide to remove the product form the marketplace;
•regulatory authorities may withdraw or change their approvals of that product in one or more countries;
•regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•we may be required to create a medication guide outlining the risks of the product for patients, or to conduct post-marketing studies;
•we may be required to change the way the product is administered;
•we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or to be sued and held liable for harm caused to subjects or patients; and
•the product may become less competitive, and our reputation may suffer.
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
Patient enrollment may also be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment for any of our clinical trials may be affected by other factors, including:
•size and nature of the patient population;
•severity of the disease under investigation;
•availability and efficacy of approved drugs for the disease under investigation;
•patient eligibility criteria for the trial in question as defined in the protocol;
•perceived risks and benefits of the product candidate under study;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;

•proximity and availability of clinical trial sites for prospective patients;
•continued enrollment of prospective patients by clinical trial sites;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
•delays or difficulties in enrollment and completion of studies due to the pandemic related to COVID-19 and its variants or any future pandemic.
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
Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:
•the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•the timing of market introduction of the product candidate as well as competitive products;
•the clinical indications for which the product candidate is approved;
•restrictions on the use of our product candidates, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
•the potential and perceived advantages of product candidates over alternative treatments;
•the cost of treatment in relation to alternative treatments;
•the availability of coverage and adequate reimbursement, as well as pricing, by third-party payors, including government authorities;
•the availability of the approved product candidate for use as a combination therapy;
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the effectiveness of sales and marketing efforts;
•unfavorable publicity relating to our products or product candidates or similar approved products or product candidates in development by third parties; and
•the approval of other new therapies for the same indications.
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
The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only begun testing IMM-1-104 in humans and have only generated interim data from the ongoing Phase 1 portion of our Phase 1/2a study of IMM-1-104, and otherwise our data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.
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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trial for our lead product candidate, IMM-1-104, for which we only recently disclosed initial interim PK, PD and safety data in April 2023. We have also not yet submitted our IND application for IMM-6-415. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
The success of our current and future product candidates will depend on several factors, including the following:
•the successful and timely completion of additional preclinical studies;
•the successful initiation, patient enrollment and completion of our clinical trial for which we are currently recruiting and future clinical trials which we may initiate, on a timely basis, including any delays arising out of the pandemic related to COVID-19 and its variants or any future pandemic;
•maintaining and establishing relationships with CROs and clinical sites for clinical development, both in the United States and internationally;
•the frequency and severity of adverse events in the clinical trials;
•the efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•the timely receipt of marketing approvals from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development;
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of our product candidates, if approved;
•obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•the protection of our rights in our intellectual property portfolio;
•the successful launch of commercial sales following any marketing approval;
•a continued acceptable safety profile following any marketing approval;
•commercial acceptance by patients, the medical community and third-party payors; and
•our ability to compete with other therapies.
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
We are substantially dependent on our platform, including our proprietary technologies such as DCT and Fluency, which are supported by our information technology systems, for significant elements of our drug discovery process, bioinformatics and computational biology software systems, database of information relating to our product candidates and their role in the targeted disease process, amongst others. Although we invest substantially in the backup/restore, high-

availability architecture, monitoring and reporting, documentation and preventive security controls of our systems and proprietary technologies, these elements of our platform are still vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious or inadvertent human acts, and natural disasters. Our information technology systems and proprietary technologies are potentially also vulnerable to physical or electronic break-ins, employee errors, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology systems and proprietary technologies, failures or significant downtime of these systems could prevent us from conducting research and development activities for our current and future product candidates, and ultimately delay our drug discovery process. Any failure of our information technology systems and proprietary technologies will materially harm our business.
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
The success of the product candidates we have or may develop will depend on many factors, including the following:
•the success of our research methodology in identifying potential indications or product candidates;
•generating sufficient data to support the initiation or continuation of clinical trials;
•obtaining regulatory permission to initiate clinical trials;
•contracting with the necessary parties to conduct clinical trials;
•successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•the timely manufacture of sufficient quantities of the product candidate for use in clinical trials;
•adverse events in the clinical trials; and
•any potential interruptions or delays resulting from factors related to the pandemic related to COVID-19 and its variants or any future pandemic.
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
The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 and its variants or any future pandemic may negatively impact productivity and slow down or delay our future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. We may also experience delays in receiving approval from regulatory authorities to initiate or conduct our ongoing or planned clinical trials and delays in regulatory review or approval of any NDA or similar foreign filing we may submit following positive results, if any, in a pivotal study for any of our drug candidates. We may also experience operational delays such as delays or difficulties in enrolling patients in our clinical trials; interruption of key clinical trial activities, such as clinical trial site monitoring due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; and changes in local regulations as part of a response to the pandemic related to COVID-19 and its variants which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether.
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
We may seek third-party collaborators in the future for the development and commercialization of one or more of our product candidates. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates could pose numerous risks to us, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all; and
•if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.
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
We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•the breach by the third-party contractors of our agreements with them;
•the failure of third-party contractors to comply with applicable regulatory requirements;
•the failure of the third party to manufacture our product candidates according to our specifications;
•the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•the misappropriation of our proprietary information, including our trade secrets and know-how.
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
Our, or a third-party’s, failure to execute on our manufacturing requirements, do so on commercially reasonable terms and timelines and comply with cGMP requirements could adversely affect our business in a number of ways, including:
•inability to meet our product specifications and quality requirements consistently;
•inability to initiate or continue clinical trials of our product candidates under development;
•delays in submitting regulatory applications, or receiving marketing approvals, for our product candidates, if at all;
•inability to commercialize any product candidates that receive marketing approval on a timely basis;
• loss of the cooperation of future collaborators;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of our product candidates;
•in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates; and
•our future profit margins.

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
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, among others, the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per claim penalties per false claim or statement. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal Criminal Statute on False Statements Relating to Healthcare Matters, which makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services;
•the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services, or CMS, information regarding payments and other transfers of value to physicians (as defined by statute), certain non-physician providers including physician assistants and nurse practitioners, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•some state laws require biotechnology companies to report information to state agencies and/or commercial purchasers on the pricing of certain drug products that exceed a certain level as identified in the relevant statute. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory authority requirements may subject our company to administrative or judicially imposed sanctions, including:
•delays in or the rejection of product approvals;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on the products, manufacturers or manufacturing process;
•warning or untitled letters;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions or import bans;
•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production; and
•imposition of restrictions on operations, including costly new manufacturing requirements.
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
As of March 31, 2023, we owned one issued patent and four pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates in and outside the United States. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our licensors or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•patent applications may not result in any patents being issued;
•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors, many of whom have substantially greater resources than we or our potential licensors do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell our product candidates;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than the patent law typically applied by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.
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
In addition, disputes may arise between us and any future licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted and obligations imposed under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patents and other rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•the amounts, if any, we owe to a potential licensor in respect of sublicense fees or income or in respect of backup product;
•our right to transfer or assign the license; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and its affiliates and sublicensees and by us and our partners and sublicensees.
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
Further, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time-consuming and could:
•result in costly litigation that may cause negative publicity;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or unenforceable or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•subject us to significant liability to third parties; or
•require us to enter into royalty or licensing agreements, that may not be available on commercially reasonable terms, or at all, or that might be non-exclusive, which could result in our competitors gaining access to the same technology.
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
The degree of future protection afforded by intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we may own or license;
•we or our potential future licensors might not have been the first to make the inventions covered by the issued patents or patent application that we may own or license;
•we or our potential future licensors might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our, or our future licensors’, pending patent applications will not lead to issued patents;
•future issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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
As of March 31, 2023, we had 68 full-time employees, including 56 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory agencies’ review process of IMM-1-104, IMM-6-415, and any other product candidate we develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:
•the timing and results of preclinical studies and clinical trials of our product candidates or those of our competitors;
•the success of competitive products or announcements by potential competitors of their product development efforts;
•regulatory actions with respect to our products or our competitors’ products;
•actual or anticipated changes in our growth rate relative to our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•market conditions in the pharmaceutical and biotechnology sector;
•changes in the structure of healthcare payment systems;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional financing efforts;
•sales of our Class A common stock by us, our insiders or our other stockholders;
•expiration of market stand-off or lock-up agreements; and
•general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, inflation, fuel prices, international currency fluctuations, corruption, political instability, acts of war, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.
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
As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 69.8% of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.
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
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;

•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting;
•authorize our board of directors to amend the bylaws;
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•require a super-majority vote of stockholders to amend some provisions described above.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q;
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
The U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. For example, the recently enacted Inflation Reduction Act, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The likelihood of these or other further changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented as well as the scope of any such changes, we are currently unable to predict the ultimate impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	10-Q	001-40675	3.2	9/9/2021
10.1	Equity Distribution Agreement, dated as of August 10, 2022, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-266738	1.2	8/10/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: May 4, 2023	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)