Form 10-Q
period 2023-06-30
Immuneering Corp
filed 2023-08-03
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023 the registrant had 29,264,015 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for IMM-1-104, IMM-6-415, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company, the ongoing impact of the pandemic related to COVID-19 and its variants on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability including our revenue streams, our anticipated financial performance and the plans and objectives of management for future operations, are forward-looking statements.
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
•our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary product candidate identification and screening technologies such as Disease Cancelling Technology ("DCT") and Fluency;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$104,017,496	$72,636,886
Marketable securities, current	4,967,840	32,887,970
Accounts receivable	—	12,417
Prepaids and other current assets	2,521,757	3,209,536
Total current assets	111,507,093	108,746,809

Property and equipment, net	1,365,741	1,369,608
Goodwill	6,690,431	6,690,431
Intangible asset, net	394,313	408,947
Right-of-use assets, net	4,194,049	4,407,785
Other assets	743,703	743,703
Total assets	$124,895,330	$122,367,283

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,693,000	$3,154,557
Accrued expenses	2,426,899	4,500,993
Other liabilities, current	26,333	19,796
Lease liabilities, current	332,675	378,723
Total current liabilities	5,478,907	8,054,069

Long-term liabilities:
Lease liabilities, non-current	4,312,008	4,462,959
Total liabilities	9,790,915	12,517,028
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 29,263,028 and 26,418,732 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	29,263	26,419
Class B common stock, $0.001 par value, 20,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	250,657,245	219,640,912
Accumulated other comprehensive loss	(2,218)	(30,120)
Accumulated deficit	(135,579,875)	(109,786,956)
Total stockholders' equity	115,104,415	109,850,255
Total liabilities and stockholders' equity	$124,895,330	$122,367,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$—	$94,419	$—	$278,117
Cost of revenue	—	47,933	—	138,778

Gross profit	—	46,486	—	139,339

Operating expenses
Research and development	9,452,711	7,981,075	19,663,637	17,031,517
General and administrative	4,044,960	3,704,143	8,506,291	7,664,112
Amortization of intangible asset	7,317	7,317	14,633	15,420
Total operating expenses	13,504,988	11,692,535	28,184,561	24,711,049
Loss from operations	(13,504,988)	(11,646,049)	(28,184,561)	(24,571,710)

Other income (expense)
Interest income	1,166,047	142,799	1,997,321	275,304
Other income (expense)	150,193	(24,053)	394,322	(127,271)
Net loss	$(12,188,748)	$(11,527,303)	$(25,792,918)	$(24,423,677)

Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.44)	$(0.94)	$(0.93)
Weighted-average common shares outstanding, basic and diluted	28,647,450	26,386,343	27,550,922	26,372,787

Other comprehensive loss:
Unrealized gains (losses) from marketable securities	(2,724)	(14,166)	27,902	(132,552)
Comprehensive Loss	$(12,191,472)	$(11,541,469)	$(25,765,016)	$(24,556,229)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2021	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109
Issuance of common stock upon exercise of stock options	63,100	63	—	—	193,048	—	—	193,111
Stock-based compensation expense	—	—	—	—	897,650	—	—	897,650
Net loss	—	—	—	—	—	—	(12,896,374)	(12,896,374)
Other comprehensive loss	—	—	—	—	—	(118,386)	—	(118,386)
Balance at March 31, 2022	26,383,299	$26,383	—	$—	$216,366,884	$(167,395)	$(72,169,762)	$144,056,110

Issuance of common stock upon exercise of stock options	9,000	9	—	—	27,775	—	—	27,784
Stock-based compensation expense	—	—	—	—	1,052,421	—	—	1,052,421
Net loss	—	—	—	—	—	—	(11,527,303)	(11,527,303)
Other comprehensive loss	—	—	—	—	—	(14,166)	—	(14,166)
Balance at June 30, 2022	26,392,299	$26,392	—	$—	$217,447,080	$(181,561)	$(83,697,065)	$133,594,846

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255
Issuance of common stock upon exercise of stock options	77,065	77	—	—	239,332	—	—	239,409
Stock-based compensation expense	—	—	—	—	1,273,505	—	—	1,273,505
Net loss	—	—	—	—	—	—	(13,604,171)	(13,604,171)
Other comprehensive gain	—	—	—	—	—	30,626	—	30,626
Balance at March 31, 2023	26,495,797	$26,496	—	$—	$221,153,749	$506	$(123,391,127)	$97,789,624

Issuance of common stock upon exercise of stock options	39,958	40	—	—	176,106	—	—	176,146
Stock-based compensation expense	—	—	—	—	1,333,882	—	—	1,333,882
Issuance of common stock upon public offering, net of commissions, underwriting discounts and $203,768 in issuance costs	2,727,273	2,727	—	—	27,993,508	—	—	27,996,235
Net loss	—	—	—	—	—	—	(12,188,748)	(12,188,748)
Other comprehensive loss	—	—	—	—	—	(2,724)	—	(2,724)
Balance at June 30, 2023	29,263,028	$29,263	—	$—	$250,657,245	$(2,218)	$(135,579,875)	$115,104,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(25,792,918)	$(24,423,677)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation/amortization expense	154,768	102,263
Reduction in carrying amount of right-of-use assets	213,737	285,302
Intangible asset amortization	14,633	15,420
Stock-based compensation expense	2,607,387	1,950,071
Net amortization of premium (accretion of discount) on marketable securities	(301,968)	144,441
Loss on disposal of fixed assets	1,483	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	12,417	67,615
Prepaid expenses and other current assets	687,779	2,026,298
Other assets	—	12,550
Increase (decrease) in:
Accounts payable	(499,262)	(154,099)
Accrued expenses	(2,074,094)	(1,727,466)
Lease liability	(197,000)	(86,141)
Other liabilities	6,537	57,111
Net cash used in operating activities	(25,166,501)	(21,730,312)
Cash flows from investing activities:
Purchases of property and equipment	(114,679)	(280,047)
Purchases of marketable securities	—	(17,989,202)
Maturities of marketable securities	28,250,000	52,828,000
Net cash provided by investing activities	28,135,321	34,558,751
Cash flows from financing activities:
Proceeds from exercise of stock options	415,555	220,895
Proceeds from public offering of common stock, net of commissions and underwriting	28,200,003	—
Payment of offering costs	(203,768)	—
Net cash provided by financing activities	28,411,790	220,895
Net increase in cash and cash equivalents	31,380,610	13,049,334
Cash and cash equivalents at beginning of period	72,636,886	74,888,145
Cash and cash equivalents at end of period	$104,017,496	$87,937,479
Supplemental disclosures of noncash information:
Property and equipment in accounts payable/accrued expenses	$37,705	$—
Reduction of right-of-use asset and lease liability in connection with lease modification	—	347,739
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
On April 20, 2023, the Company completed an underwritten follow-on equity offering, pursuant to which it issued and sold 2,727,273 shares of its Class A common stock $0.001 par value per share at an offering price of $11.00 per share. The aggregate net proceeds received by the Company from the offering were $28,200,003, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company of $203,768.
To date, the Company has funded its operations through service revenues (which have since ceased), and with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses over the past several years and as of June 30, 2023, the Company had an accumulated deficit of $135,579,875. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements.

The full extent to which the coronavirus (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat COVID-19 and its variants, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the pandemic related to COVID-19 and its variants and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgements or revise the carrying values of its assets or liabilities.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these condensed consolidated financial statements included, but are not limited to, the research and development expenses, determination of fair value of stock-based awards, the valuation of common stock prior to the IPO, and the right-to-use assets and operating lease liabilities. Actual results may differ materially and adversely from these estimates.
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
The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments identified for the year ended December 31, 2022 or the six months ended June 30, 2023.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Piper Sandler & Co, (the “Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.3 million of deferred offering costs as of both June 30, 2023 and December 31, 2022.
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
In 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard, as amended, requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) became effective for the Company on January 1, 2023. The Company adopted this effective January 1, 2023 and there was no impact to the condensed consolidated financial statements.
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
Note 3 – Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and six months ended June 30, 2023 or 2022. Realized gains and losses are included in other expense.
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
During the three and six months ended June 30, 2023 and 2022, we recognized no year-to-date credit loss related to our short-term investments, and had no allowance for credit loss recorded as of June 30, 2023 or December 31, 2022.
Marketable securities as of June 30, 2023 consisted of the following:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
Government securities	$3,728,641	$—	$(2,351)	$3,726,290
Commercial paper	1,241,417	133	—	1,241,550
Total marketable securities	$4,970,058	$133	$(2,351)	$4,967,840
Marketable securities as of December 31, 2022 consisted of the following:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$12,986,424	$—	$(25,649)	$12,960,775
Government securities	8,084,107	1,099	(12,021)	8,073,185
Commercial paper	11,847,902	6,847	(739)	11,854,010
Total marketable securities	$32,918,433	$7,946	$(38,409)	$32,887,970
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$103,742,271	$—	$—	$103,742,271
Total cash equivalents	103,742,271	—	—	103,742,271

Marketable securities:
Government securities	$—	$3,726,290	$—	$3,726,290
Commercial paper	—	1,241,550	—	1,241,550
Total marketable securities	—	4,967,840	—	4,967,840
Total cash equivalents and marketable securities	$103,742,271	$4,967,840	$—	$108,710,111
There have been no changes to the valuation methods during the six months ended June 30, 2023. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2023.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2023 and December 31, 2022.
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$19,118,892	$—	$—	$19,118,892
Commercial paper	—	1,249,575	—	1,249,575
Government securities	—	2,742,025	—	2,742,025
Total cash equivalents	19,118,892	3,991,600	—	23,110,492

Marketable securities:
U.S. Treasuries	$12,960,775	$—	$—	$12,960,775
Government securities	—	8,073,185	—	8,073,185
Commercial paper	—	11,854,010	—	11,854,010
Total marketable securities	12,960,775	19,927,195	—	32,887,970
Total cash equivalents and marketable securities	$32,079,667	$23,918,795	$—	$55,998,462

Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022

Computer equipment	$445,577	$437,346
Furniture and fixtures	91,317	91,317
Lab equipment	1,099,567	970,374
Leasehold improvements	298,941	288,908
Total	1,935,402	1,787,945
Accumulated depreciation/amortization	(569,661)	(418,337)
Property and equipment, net	$1,365,741	$1,369,608
Depreciation/amortization expense totaled $78,242 and $54,560 for the three months ended June 30, 2023 and 2022, respectively. Depreciation/amortization expense totaled $154,768 and $102,263 for the six months ended June 30, 2023 and 2022, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022

Accrued professional services	$205,615	$297,234
Accrued employee expenses	1,763,479	3,631,082
Accrued contract research expenses	398,796	425,846
Accrued other	59,009	146,831
Total	$2,426,899	$4,500,993
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of June 30, 2023 and December 31, 2022 of which 29,263,028 and 26,418,732 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
As of June 30, 2023 and December 31, 2022, the following number of shares of Class A common stock have been reserved:

	June 30, 2023	December 31, 2022

Exercise of common stock options	5,453,392	3,559,041
	5,453,392	3,559,041
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of June 30, 2023 and December 31, 2022, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
On August 3, 2021 in connection with the closing of the IPO, the Company filed a restated certificate of incorporation, which amended and restated the Company’s certificate of incorporation to, among other things: (i) increase the number of authorized shares of common stock to 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock, par value $0.001 per share; (ii) authorize 10,000,000 shares of Preferred Stock; and (iii) authorize the Board of Directors to establish the rights, preferences and restrictions on any unissued series of Preferred Stock.
Equity Offerings
On August 10, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-266738) (the “2022 Shelf Registration Statement”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200 million for a period of up to three years from the date of its effectiveness on August 19, 2022.
On August 10, 2022, the Company also entered into the Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program (the “ATM Program”) under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights.
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at June 30, 2023. The Company had approximately $0.3 million of deferred offering costs as of both June 30, 2023 and December 31, 2022. No shares were sold pursuant to the ATM Program during the three- or six-month periods ended June 30, 2023 or June 30, 2022, respectively.
On April 20, 2023, the Company completed an underwritten follow-on equity offering, pursuant to which it issued and sold 2,727,273 shares of its Class A common stock, $0.001 par value per share, at an offering price of $11.00 per share under the 2022 Shelf Registration Statement. The aggregate net proceeds received by the Company from the offering were $28,200,003, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company of $203,768.
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
Basic and diluted net loss per share attributable to common stockholders was calculated at June 30, 2023 and June 30, 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator:
Net loss	$(12,188,748)	$(11,527,303)	$(25,792,918)	$(24,423,677)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	28,647,450	26,386,343	27,550,922	26,372,787
Net loss per share - basic and diluted	$(0.43)	$(0.44)	$(0.94)	$(0.93)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at June 30, 2023 and June 30, 2022:

	2023	2022

Options to purchase common stock	5,453,392	3,827,454
Total shares of common stock equivalents	5,453,392	3,827,454
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of June 30, 2023, there were 1,598,585 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of June 30, 2023, no shares had been issued under the 2021 ESPP.
The Company recognized stock-based compensation expense of $1,333,882 and $2,607,387 during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $1,052,421 and $1,950,071, respectively. As of June 30, 2023, compensation expense remaining to be recognized for outstanding stock options was $13,650,381 and to be recognized over a weighted-average period of 2.80 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company's IPO on August 3, 2021, the Company was a private company thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the six months ended June 30, 2023, the Company granted 2,222,610 shares of stock options at a weighted-average grant date fair value of $5.23.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

Weighted-average risk-free interest rate	3.46% - 4.07%	1.35% - 3.31%
Expected term (in years)	5.00 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	64.86% - 70.50%	65.24% - 78.12%
The following table summarizes the stock option activity during the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	3,559,041	$7.36
Granted	2,222,610	5.23
Exercised	(117,023)	3.55
Cancelled	(211,236)	9.38
Outstanding at June 30, 2023	5,453,392	$6.49	8.12	$22,004,455

Vested and exercisable at June 30, 2023	2,270,279	$5.70	6.70	$10,828,574
Vested and expected to vest at June 30, 2023	5,453,392	$6.49	8.12	$22,004,455

For the three and six months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense recognized on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$—	$4,014	$—	$8,644
Research and development	615,975	504,938	1,206,810	937,657
General and administrative	717,907	543,469	1,400,577	1,003,770
Total	$1,333,882	$1,052,421	$2,607,387	$1,950,071
Note 10 – Commitments and Contingencies
Operating Leases
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
The Company subsequently entered into a sublease of the Via Frontera Lease, the term of which commenced in March 2022 and continues through the full remaining obligation. As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. One is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032, the second is for a 6,100 square feet of office and laboratory space under a lease that terminated on December 31, 2022, and the third is for a lease for 4,760 square feet of office and laboratory space under a lease that terminates on March 31, 2024. As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021. Sublease income will be accounted for as a reduction of rent expense in the statement of operations.
The Company currently leases office space in Cambridge, Massachusetts and New York, New York pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York lease is renewable on a yearly basis and the most recent renewal extended the lease term until February 28, 2024. The Company also previously leased office space in San Francisco, California, pursuant to a short-term rental arrangement with a lease term that ended on July 31, 2023 and the Company chose not to renew. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of June 30, 2023, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, New York, New York and San Francisco, California was $43,902 due in 2023 and $13,840 due in 2024.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at June 30, 2023 were as follows:

Amount
Remainder of 2023	$409,704
2024	732,546
2025	739,689
2026	761,877
2027	784,737
Thereafter	3,682,509
Total future lease payments	7,111,062
Less: Imputed interest	(2,466,379)
Total lease liabilities	$4,644,683
Current portion lease liabilities	$332,675
Lease liabilities, noncurrent	4,312,008
Total lease liabilities	$4,644,683
Quantitative information regarding the Company’s leases for the six months ended June 30, 2023 and 2022 is as follows:

	June 30, 2023	June 30, 2022
Lease costs:
Operating lease cost	$450,496	$527,413
Short-term lease cost	108,586	164,373
Sublease income	(84,074)	(95,470)
Total lease costs	$475,008	$596,316
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$433,759	$328,250
Operating cash flows from short-term leases	108,586	164,373
	$542,345	$492,623
Weighted-average remaining lease term - operating leases	8.75 years	9.49 years
Weighted-average discount rate - operating leases	9.1%	9.3%
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

In April 2023, we announced initial pharmacokinetic, or PK, pharmacodynamic, or PD, and safety data from the ongoing Phase 1 portion of our Phase 1/2a clinical trial of IMM-1-104 in patients with advanced solid tumors harboring RAS mutations.

In June 2023, we announced the completion of the dose-escalation portion of the Phase 1/2a clinical trial of IMM-1-104. The trial’s Safety Review Committee (SRC) completed its evaluation and observed that doses up to and including 320 mg once daily were tolerable with no dose limiting toxicities observed. We have subsequently commenced enrollment in the Phase 1b dose evaluation portion of the trial, which is designed to evaluate two dosing cohorts of approximately 12 patients each at an oral dose of 240mg or 320 mg once daily. Subject to the completion and results of the Phase 1b portion of the trial, we plan to announce the recommended IMM-1-104 Phase 2 dose in early 2024. In addition, we plan to submit an IND for IMM-6-415 to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2023.

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
On April 20, 2023, we completed an underwritten offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering was

$28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.2 million.
Since inception, we have had significant annual operating losses. Our net loss was approximately $25.8 million, for the six months ended June 30, 2023 and $50.5 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of approximately $135.6 million and approximately $109.0 million in cash, cash equivalents and marketable securities.
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
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
We have not had any internally developed products approved for sale. We do not expect to generate any product sales unless and until we successfully complete development of, obtain regulatory approval for, and successfully bring to market one or more of our internally developed product candidates. If we obtain regulatory approval for any of our internally developed product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including without limitation potential collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.
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

We have also discontinued our biosample storage business, which was acquired through the BioArkive transaction, to external parties. In December 2022, we completed our last remaining storage contract. The revenue earned associated with the biosample storage business for the year ended December 31, 2022 is immaterial to the financial statements.

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
Our direct costs include:
•expenses incurred under agreements with third-party contract research organizations, or CROs, and other vendors that conduct our preclinical and clinical activities on our behalf, including clinical trial sites that conduct research and development activities on our behalf;
•laboratory expenses related to the execution of discovery programs, preclinical studies and clinical trials; and
•costs related to production of clinical and preclinical materials, including fees paid to contract manufacturers.
Our unallocated costs include:
•personnel-related expenses, consisting of employee salaries, bonuses, benefits and stock-based compensation expense, and recruiting costs for personnel engaged in research and development activities;
•contractor and consulting fees related to the preparation and ongoing support of clinical trials; and
•facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, maintenance of facilities, insurance, and other supplies.
We expense research and development costs in the periods in which they are incurred.

Our direct research and development expenses are tracked on a program-by-program basis once they are in Phase 1 clinical trials and consist of external costs and fees paid to contract manufacturing organizations, or CMOs, and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, contractor/consultant fees, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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
•avoidance of infringement, misappropriation or other violations with respect to others’ intellectual property or proprietary rights; and
•maintenance of a continued acceptable safety profile of our product candidates following receipt of marketing approvals, if any.
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

We expect that our research and development expenses will substantially increase for the foreseeable future as we continue to implement our business strategy, which includes advancing our product candidates through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. As of the date of this Quarterly Report on Form 10-Q, we cannot reasonably determine or accurately project total program-specific expenses through commercialization, if such was to occur. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$94	$(94)	(100.0)%
Cost of revenue	—	48	(48)	(100.0)%
Gross profit	—	46	(46)	(100.0)%
Operating expenses
Research and development	9,453	7,981	1,472	18.4%
General and administrative	4,045	3,704	341	9.2%
Amortization of intangible asset	7	8	(1)	(12.5)%
Total operating expenses	13,505	11,693	1,812	15.5%
Loss from operations	(13,505)	(11,647)	(1,858)	16.0%
Other income (expense)
Interest income	1,166	143	1,023	715.4%
Other income (expense)	150	(24)	174	(725.0)%
Net loss	$(12,189)	$(11,528)	$(661)	5.7%
Revenue
The following table summarizes the revenue recognized for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$94	$(94)	(100.0)%
Revenue decreased by approximately $94 thousand, or 100.0%, to $0 for the three months ended June 30, 2023 compared to approximately $94 thousand for the three months ended June 30, 2022. The decrease in revenue was due to the completion of the remaining services contracts associated with the computational biology professional services business in September 2022, in addition to fulfilling the final bio-sample storage contract in December 2022.
Cost of Revenue
Cost of revenue decreased by approximately $48 thousand, or 100.0%, to $0 for the three months ended June 30, 2023 compared to approximately $48 thousand for the three months June 30, 2022. The decrease was primarily due to decreased employee-related costs related to services contracts that were discontinued as of September 2022.

Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$984	$435	$549	126.2%
Other programs	4,392	3,640	752	20.7%
Unallocated research and development expenses:
Employee-related costs	3,058	3,239	(181)	(5.6)%
Stock-based compensation expense	616	505	111	22.0%
Facilities and other expenses	347	123	224	182.1%
Depreciation/amortization	56	39	17	43.6%

Total research and development	$9,453	$7,981	$1,472	18.4%

Research and development expenses increased by approximately $1.5 million, or 18.4%, to approximately $9.5 million for the three months ended June 30, 2023 as compared to approximately $8.0 million for the three months ended June 30, 2022. The increase of approximately $1.5 million was primarily due to an increase of approximately $1.3 million related to direct research and development expenses, of which $0.5 million related to IMM-1-104 and an increase of $0.8 million for earlier stage programs. The remaining increase was driven by unallocated research and development costs of approximately $0.2 million, which was primarily driven by the increase of $0.2 million in depreciation/amortization, facilities, and other expenses in the aggregate, and $0.1 million related to stock-based compensation expense. This increase was offset by a decrease of $0.2 million in employee-related costs.
General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Employee-related costs	$2,048	$2,057	$(9)	(0.4)%
Stock-based compensation expense	718	543	175	32.2%
Professional fees	928	561	367	65.4%
Facilities and other allocated expenses	71	345	(274)	(79.4)%
Other	280	198	82	41.4%

Total general and administrative	$4,045	$3,704	$341	9.2%
General and administrative expenses increased by approximately $0.3 million, or 9.2%, to approximately $4.0 million for the three months ended June 30, 2023 compared to approximately $3.7 million for the three months ended June 30, 2022. The increase of approximately $0.3 million was primarily due to increased professional fees for accounting, auditing and legal services of $0.4 million, increased stock-based compensation expense of $0.2 million, and approximately $0.1 million in other expenses, offset by a decrease in employee-related costs of approximately $9 thousand, and decreased facilities and allocated expenses of approximately $0.3 million.

Amortization of Intangible Asset
Amortization of intangible asset was $7,317 in the three months ended June 30, 2023, compared to $7,317 in the three months ended June 30, 2022. This amortization related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income increased by approximately $1.0 million due to the interest earned on our cash, cash equivalents and marketable securities balances as a result of an increase in interest rates.
Other income was approximately $0.2 million for the three months ended June 30, 2023, primarily as a result of the increase in the accretion of premiums related to our marketable securities.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$278	$(278)	(100.0)%
Cost of revenue	—	139	(139)	(100.0)%
Gross profit	—	139	(139)	(100.0)%
Operating expenses
Research and development	19,664	17,032	2,632	15.5%
General and administrative	8,506	7,664	842	11.0%
Amortization of intangible asset	15	15	—	—%
Total operating expenses	28,185	24,711	3,474	14.1%
Loss from operations	(28,185)	(24,572)	(3,613)	14.7%
Other income (expense)
Interest income	1,997	275	1,722	626.2%
Other income (expense)	394	(127)	521	(410.2)%
Net loss	$(25,794)	$(24,424)	$(1,370)	5.6%

Revenue
The following table summarizes the revenue recognized for the periods indicated:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$278	$(278)	(100.0)%
Revenue decreased by approximately $0.3 million, or 100.0%, to $0 for the six months ended June 30, 2023 compared to approximately $0.3 million for the six months ended June 30, 2022. The decrease in revenue was due to the completion of the remaining services contracts associated with the computational biology professional services business in September 2022, in addition to fulfilling the final bio-sample storage contract in December 2022.

Costs of Revenue
Costs of revenue decreased by approximately $0.1 million, or 100.0%, to $0 for the six months ended June 30, 2023 compared to approximately $0.1 million for the six months ended June 30, 2022. The decrease was primarily due to decreased employee-related costs related to services contracts that were discontinued as of September 2022.
Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$3,066	$1,325	$1,741	131.4%
Other programs	7,644	7,766	(122)	(1.6)%
Unallocated research and development expenses:
Employee-related costs	6,971	6,724	247	3.7%
Stock-based compensation expense	1,207	938	269	28.7%
Facilities and other allocated expenses	668	219	449	205.0%
Depreciation/amortization	108	60	48	80.0%

Total research and development	$19,664	$17,032	$2,632	15.5%

Research and development expenses increased by approximately $2.6 million, or 15.5%, to approximately $19.7 million for the six months ended June 30, 2023 as compared to approximately $17.0 million for the six months ended June 30, 2022. The increase of approximately $2.6 million was primarily due to an increase of approximately $1.6 million related to direct research and development expenses, of which there was a $1.7 million increase related to IMM-1-104, offset by a $0.1 million decrease for earlier stage programs. The remaining increase was driven by unallocated research and development costs of approximately $1.0 million, of which $0.2 million related to additional employee-related costs and $0.3 million related to stock-based compensation expense. Depreciation/amortization, facilities and other allocated expense also increased by approximately $0.5 million in the aggregate.

General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Employee-related costs	$4,394	$4,227	$167	4.0%
Stock-based compensation expense	1,401	1,004	397	39.5%
Professional fees	1,846	1,254	592	47.2%
Outside consultants	—	68	(68)	(100.0)%
Facilities and other allocated expenses	210	701	(491)	(70.0)%
Other	655	410	245	59.8%

Total general and administrative	$8,506	$7,664	$842	11.0%

General and administrative expenses increased by approximately $0.8 million, or 11.0%, to approximately $8.5 million for the six months ended June 30, 2023 compared to approximately $7.7 million for the six months ended June 30, 2022. The increase of approximately $0.8 million was primarily due an increase in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.6 million, increased stock-based compensation expense of approximately $0.4 million, increased employee-related costs of $0.2 million, and an increase of $0.2 million in other expenses, offset by a decrease of $0.5 million for facilities and other allocated expense and $68 thousand for outside consultants.
Amortization of Intangible Asset
Amortization of intangible asset was $14,633 in the six months ended June 30, 2023, compared to $15,420 in the six months ended June 30, 2022. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income increased by approximately $1.7 million due to the interest earned on our cash, cash equivalents and marketable securities balances as a result of an increase in interest rates.
Other income was approximately $0.4 million for the six months ended June 30, 2023, primarily a result of the increase in the accretion of premiums related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of June 30, 2023, we had an accumulated deficit of $135.6 million and $109.0 million in cash, cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into an Equity Distribution Agreement, or the Sales Agreement, with Piper Sandler & Co, or the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). During the six months ended June 30, 2023, we did not sell any shares of common stock pursuant to the Sales Agreement under the ATM Program.
On April 20, 2023, we completed an underwritten follow-on equity offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering was $28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.2 million.

As of June 30, 2023, we have contractual obligations related to various leases of $0.4 million for 2023, $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027 and $3.7 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,167)	$(21,730)
Investing activities	28,135	34,558
Financing activities	28,412	221

Net increase in cash and cash equivalents	$31,380	$13,049
Net Cash Used in Operating Activities
During the six months ended June 30, 2023, operating activities used approximately $25.2 million of cash, primarily resulting from our net loss of approximately $25.8 million and changes in assets and liabilities of $2.1 million, partially offset by stock-based compensation expense of approximately $2.6 million and the reduction in carrying amount of right-of-use assets of $0.2 million.
During the six months ended June 30, 2022, operating activities used approximately $21.7 million of cash, primarily resulting from our net loss of approximately $24.4 million, partially offset by the reduction in carrying amount of right-of-use assets amortization of $0.3 million and stock-based compensation expense of approximately $2.0 million.
Net Cash Provided by Investing Activities
During the six months ended June 30, 2023, investing activities provided approximately $28.1 million of cash, primarily resulting from the maturities of marketable securities of approximately $28.3 million, partially offset by purchases of property and equipment of $0.1 million.
During the six months ended June 30, 2022, investing activities provided approximately $34.6 million, primarily resulting from the maturities of marketable securities of approximately $52.8 million, partially offset by purchases of marketable securities for $18.0 million and purchases of property and equipment of $0.3 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was approximately $28.4 million, primarily driven by net proceeds of approximately $28.2 million from the Company's underwritten follow-on equity offering, after deducting commissions and underwriting fees, in addition to $0.4 million from the exercise of stock options. This was partially offset by $0.2 million in payments of costs related to the public offering.
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
•the costs and timing of future commercialization activities, if any, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;
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
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings
Item 1A. Risk Factors
Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below, elsewhere in this document and in our other reports filed with the SEC. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. In these circumstances, the market price of our Class A common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.
Risks Related to Our Financial Condition and Capital Requirements
We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our computational biology services to pharmaceutical and biotechnology companies, the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $25.8 million and $50.5 million for the six months ended June 30, 2023 and year ended December 31, 2022 respectively. As of June 30, 2023, we had an accumulated deficit of approximately $135.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our lead product candidate, IMM-1-104, for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
•expand our manufacturing and develop our commercialization efforts, if any; and
•operate as a public company.
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
As of June 30, 2023, we had approximately $109.0 million in cash, cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timeline, cost and results of our clinical trials for our product candidates;
•the initiation, progress, timeline, cost and results of additional research and preclinical studies related to pipeline development and other research programs we initiate in the future;
•the cost and timing of manufacturing activities as we advance our product candidates through preclinical and clinical development, and possibly commercialization;
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
Advancing the development of our product candidates will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates.
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, in 2022, due to macroeconomic conditions including inflation and higher interest rates, the stock price of biotech companies, including ours, has generally declined, which makes fundraising in our industry more difficult and on less favorable terms. Furthermore, additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and potentially commercialize our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions have in the past impacted and may in the future impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
•be sued; or
•experience damage to our reputation.
Our development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all. Any delay in, or termination of, our clinical trials will delay the submission of an NDA to the FDA or similar applications with comparable foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates, if approved, and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our claims for differentiation or the effectiveness or safety of our product candidates. The FDA has substantial discretion in the review and approval process and may disagree that our data support the claims we propose.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and potentially commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Moreover, such disclosure could adversely affect the trading price of our Class A common stock.
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
•the successful initiation, patient enrollment and completion of our ongoing and future clinical trials which we may initiate, on a timely basis, including despite any delays arising out of the pandemic related to COVID-19 and its variants or any future pandemic;
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
In particular, there is intense competition in the fields of oncology we are pursuing. We have competitors both in the United States and internationally, including major multinational biopharmaceutical companies, established biotechnology companies, specialty biopharmaceutical companies, emerging and start-up companies, universities and other research institutions. Our product candidates and programs for oncology will compete with products or programs being advanced by certain of these pharmaceutical and biotechnology companies, organizations and institutions. We also compete with these organizations to recruit management, scientists and clinical development and other personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.
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
We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical trials, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.
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
While the potential economic impact brought by, and the duration of, the pandemic related to COVID-19 and its variants may be difficult to assess or predict, there has been and could further be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile in part as a result of the pandemic related to COVID-19 and its variants.
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
Our CROs generally have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs may also have an ability to terminate their respective agreements with us for other reasons, including without limitation if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.
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
Many of our product candidates also rely on the availability and use of commercially available tumor diagnostics panels or data on the prevalence of our target patient population to inform the patient selection and drug target identification for our product candidates. In cases where such biomarker diagnostic is not already commercially available, we expect to establish strategic collaborations for the clinical supply and development of companion diagnostics. If these diagnostics are not able to be developed at a commercially reasonable cost or at all, or if commercial tumor profiling panels are not able to be updated to include additional tumor-associated genes, or if clinical oncologists do not incorporate molecular or genetic sequencing into their clinical practice, we may not be successful in developing our existing product candidates or any future product candidates.
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
Our, or a third-party’s, failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and timelines, or to comply with cGMP requirements could adversely affect our business in a number of ways, including:
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
•subjecting third-party manufacturing facilities or our manufacturing facilities, if any, to additional inspections by regulatory authorities;
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
As product candidates progress through preclinical studies and clinical trials to potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.
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
If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state, local or foreign regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.
Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost, if at all, to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.
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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product candidate that we may be able to commercialize and, if reimbursement is available, what the level of reimbursement will be.
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations may also produce hazardous waste products. We may generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We currently have a limited set of compliance policies and personnel, and intend to further develop our compliance infrastructure in the future, as our clinical development programs progress. Developing a compliance infrastructure is costly and time-consuming, and even a well-designed and implemented compliance program cannot necessarily prevent all violations of relevant laws. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.
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
As of June 30, 2023, we owned one issued patent and four pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates in and outside the United States. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in the early stages and, as such, no patent examiner has yet scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.
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
In addition, although we seek to enter into non-disclosure and confidentiality agreements with parties who have access to patentable or trade secret aspects of our technology platforms and research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, licensors, and other third parties, any of these parties may breach such agreements and disclose such aspects or output before a patent application is filed, thereby jeopardizing our ability to seek patent protection or maintain the trade secret status of our technology platforms or research and development output. Moreover, it is possible that we may not enter into non-disclosure and confidentiality agreements with such parties, thereby potentially compromising our confidential information or otherwise subjecting it to potential loss or misuse.
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
Derivation or interference proceedings provoked by third parties or brought by us or our future licensors, or declared by the USPTO or similar proceedings in foreign patent offices, may be necessary to determine the priority of inventions with respect to our or our potential future licensors’ patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our, or our licensors’, defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.
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
In addition, while it is our policy to require our employees, advisors, consultants, contractors and other third parties, including certain service providers, who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Depending upon the timing, duration and specifics of FDA marketing approval, if any, of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
We use and will continue to use registered and/or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners, prescribers or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our results of operations. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary, including bioinformatics and computational biologist specialists, for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. We currently do not maintain "key person" insurance for any of our executive officers (other than our chief executive officer) or other employees, and such insurance, even if in place, may not be adequate.
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
As of June 30, 2023, we had 66 full-time employees, including 52 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our voting stock and these stockholders will be able to influence us through this ownership position. These stockholders, if they were to vote their shares in the same or a similar manner as one another, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Class A common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Class A common stock, and might affect the prevailing market price for our Class A common stock.
Sales of a substantial number of shares of our Class A and/or Class B common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our Class A and/or Class B common stock, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Class A common stock that were sold in the initial public offering and shares of Class A common stock that were or will be sold under the registration statement filed with the SEC on August 10, 2022 are, or will be, as applicable, freely transferable without restrictions or further registration under the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of our Class A common stock that are outstanding are either unrestricted or restricted as a result of securities laws. In addition, there are shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plans and may become eligible for future sale subject to vesting, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of our Class A common stock, which is not certain.

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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) None.
(b) None.
(c) Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	10-Q	001-40675	3.2	9/9/2021
10.1	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective June 13, 2023					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: August 3, 2023	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)