Form 10-Q
period 2023-09-30
Immuneering Corp
filed 2023-11-09
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023 the registrant had 29,269,121 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

		Page
Part I	Financial Information	7

Item 1.	Financial Statements	7

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	7

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2023 and 2022 (Unaudited)	8

	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2023 and 2022 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

Part II	Other Information	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	88

Item 3.	Defaults Upon Senior Securities	88

Item 4.	Mine Safety Disclosures	89

Item 5.	Other Information	89

Item 6.	Exhibits	89

Signatures		91

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates (including whether as potential monotherapies or in combination with other therapeutic agents), the design, timing or outcome of our ongoing or planned preclinical studies or clinical trials involving IMM-1-104, IMM-6-415, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates when administered alone or in combination with other therapeutic agents, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company, and the potential impact of the pandemic related to COVID-19 and its variants on our business and operations, are forward-looking statements.
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

Risk Factors Summary
We are subject to numerous risks and uncertainties, including those further described below in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:
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
•The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable with respect to outcomes. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
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

•We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations ("CROs"), to conduct certain aspects of our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$68,040,264	$72,636,886
Marketable securities, current	29,202,248	32,887,970
Accounts receivable	—	12,417
Prepaids and other current assets	3,340,248	3,209,536
Total current assets	100,582,760	108,746,809

Property and equipment, net	1,393,173	1,369,608
Goodwill	6,690,431	6,690,431
Intangible asset, net	386,997	408,947
Right-of-use assets, net	4,083,875	4,407,785
Other assets	743,703	743,703
Total assets	$113,880,939	$122,367,283

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,941,099	$3,154,557
Accrued expenses	3,299,053	4,500,993
Other liabilities, current	80,497	19,796
Lease liabilities, current	301,633	378,723
Total current liabilities	5,622,282	8,054,069

Long-term liabilities:
Lease liabilities, non-current	4,241,020	4,462,959
Total liabilities	9,863,302	12,517,028
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 29,269,121 and 26,418,732 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	29,269	26,419
Class B common stock, $0.001 par value, 20,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	252,157,847	219,640,912
Accumulated other comprehensive income (loss)	5,607	(30,120)
Accumulated deficit	(148,175,086)	(109,786,956)
Total stockholders' equity	104,017,637	109,850,255
Total liabilities and stockholders' equity	$113,880,939	$122,367,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$—	$38,380	$—	$316,497
Cost of revenue	—	19,343	—	158,122

Gross profit	—	19,037	—	158,375

Operating expenses
Research and development	10,050,198	9,363,838	29,713,835	26,395,355
General and administrative	3,868,823	3,836,032	12,375,114	11,500,144
Amortization of intangible asset	7,317	7,317	21,950	22,737
Total operating expenses	13,926,338	13,207,187	42,110,899	37,918,236
Loss from operations	(13,926,338)	(13,188,150)	(42,110,899)	(37,759,861)

Other income (expense)
Interest income	855,532	222,985	2,852,852	498,288
Other income (expense)	475,595	120,835	869,917	(6,434)
Net loss	$(12,595,211)	$(12,844,330)	$(38,388,130)	$(37,268,007)

Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.49)	$(1.36)	$(1.41)
Weighted-average common shares outstanding, basic and diluted	29,266,309	26,394,490	28,129,005	26,380,101

Other comprehensive loss:
Unrealized gains (losses) from marketable securities	7,825	39,088	35,727	(93,464)
Comprehensive Loss	$(12,587,386)	$(12,805,242)	$(38,352,403)	$(37,361,471)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2021	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109
Issuance of common stock upon exercise of stock options	63,100	63	—	—	193,048	—	—	193,111
Stock-based compensation expense	—	—	—	—	897,650	—	—	897,650
Net loss	—	—	—	—	—	—	(12,896,374)	(12,896,374)
Other comprehensive loss	—	—	—	—	—	(118,386)	—	(118,386)
Balance at March 31, 2022	26,383,299	$26,383	—	$—	$216,366,884	$(167,395)	$(72,169,762)	$144,056,110

Issuance of common stock upon exercise of stock options	9,000	9	—	—	27,775	—	—	27,784
Stock-based compensation expense	—	—	—	—	1,052,421	—	—	1,052,421
Net loss	—	—	—	—	—	—	(11,527,303)	(11,527,303)
Other comprehensive loss	—	—	—	—	—	(14,166)	—	(14,166)
Balance at June 30, 2022	26,392,299	$26,392	—	$—	$217,447,080	$(181,561)	$(83,697,065)	$133,594,846

Issuance of common stock upon exercise of stock options	12,433	13	—	—	37,373	—	—	37,386
Stock-based compensation expense	—	—	—	—	1,066,212	—	—	1,066,212
Net loss	—	—	—	—	—	—	(12,844,330)	(12,844,330)
Other comprehensive gain	—	—	—	—	—	39,088	—	39,088
Balance at September 30, 2022	26,404,732	$26,405	—	$—	$218,550,665	$(142,473)	$(96,541,395)	$121,893,202

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255
Issuance of common stock upon exercise of stock options	77,065	77	—	—	239,332	—	—	239,409
Stock-based compensation expense	—	—	—	—	1,273,505	—	—	1,273,505
Net loss	—	—	—	—	—	—	(13,604,171)	(13,604,171)
Other comprehensive gain	—	—	—	—	—	30,626	—	30,626
Balance at March 31, 2023	26,495,797	$26,496	—	$—	$221,153,749	$506	$(123,391,127)	$97,789,624

Issuance of common stock upon exercise of stock options	39,958	40	—	—	176,106	—	—	176,146
Stock-based compensation expense	—	—	—	—	1,333,882	—	—	1,333,882
Issuance of common stock upon public offering, net of commissions, underwriting discounts and $203,768 in issuance costs	2,727,273	2,727	—	—	27,993,508	—	—	27,996,235
Net loss	—	—	—	—	—	—	(12,188,748)	(12,188,748)
Other comprehensive loss	—	—	—	—	—	(2,724)	—	(2,724)
Balance at June 30, 2023	29,263,028	$29,263	—	$—	$250,657,245	$(2,218)	$(135,579,875)	$115,104,415

Issuance of common stock upon exercise of stock options	6,093	6	—	—	21,442	—	—	21,448
Stock-based compensation expense	—	—	—	—	1,479,160	—	—	1,479,160
Net loss	—	—	—	—	—	—	(12,595,211)	(12,595,211)
Other comprehensive gain	—	—	—	—	—	7,825	—	7,825
Balance at September 30, 2023	29,269,121	$29,269	—	$—	$252,157,847	$5,607	$(148,175,086)	$104,017,637
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(38,388,130)	$(37,268,007)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation/amortization expense	233,062	170,337
Reduction in carrying amount of right-of-use assets	323,910	414,444
Intangible asset amortization	21,950	22,737
Stock-based compensation expense	4,086,547	3,016,283
Net amortization of premium (accretion of discount) on marketable securities	(613,952)	47,979
Loss on disposal of fixed assets	1,483	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	12,417	175,860
Prepaid expenses and other current assets	(130,712)	166,413
Other assets	—	(356,117)
Increase (decrease) in:
Accounts payable	(1,277,464)	944,040
Accrued expenses	(1,224,216)	385,536
Lease liabilities	(299,029)	(116,718)
Other liabilities	60,701	44,562
Net cash used in operating activities	(37,193,433)	(32,352,651)
Cash flows from investing activities:
Purchases of property and equipment	(171,828)	(673,181)
Purchases of marketable securities	(28,914,599)	(37,726,144)
Maturities of marketable securities	33,250,000	72,078,000
Net cash provided by investing activities	4,163,573	33,678,675
Cash flows from financing activities:
Proceeds from exercise of stock options	437,003	258,281
Proceeds from public offering of common stock, net of commissions and underwriting	28,200,003	—
Payment of offering costs	(203,768)	(54,600)
Net cash provided by financing activities	28,433,238	203,681
Net increase (decrease) in cash and cash equivalents	(4,596,622)	1,529,705
Cash and cash equivalents at beginning of period	72,636,886	74,888,145
Cash and cash equivalents at end of period	$68,040,264	$76,417,850
Supplemental disclosures of noncash information:
Property and equipment in accounts payable/accrued expenses	$86,282	$—
Reduction of right-of-use asset and lease liability in connection with lease modification	—	396,901
Deferred offering costs included in accounts payable/accrued expenses	—	224,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
tNote 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation, (“Immuneering” or the “Company”) was incorporated in 2008. Immuneering is a clinical-stage oncology company seeking to develop medicines for broad populations of cancer patients with an initial aim to therapeutically address universal-RAS. The Company aims to achieve universal activity through deep cyclic inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate, IMM-1-104, is in a Phase 1/2a study in patients with advanced solid tumors harboring RAS mutations.

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

Immuneering, ISC and BioArkive are collectively referred to as the “Company” throughout these condensed consolidated financial statements.

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
To date, the Company has funded its operations through service revenues (which have since ceased), and with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses over the past several years and as of September 30, 2023, the Company had an accumulated deficit of $148,175,086. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements.

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
The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments identified for the year ended December 31, 2022 or the nine months ended September 30, 2023.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Piper Sandler & Co, (the “Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.3 million of deferred offering costs as of both September 30, 2023 and December 31, 2022.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt certain new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
Note 3 – Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and nine months ended September 30, 2023 or 2022. Realized gains and losses are included in other income (expense).
Our marketable securities portfolio contains investments in U.S. Treasury, other U.S. government-backed securities, and commercial paper. We review our portfolio based on the underlying risk profile of the securities and we don't expect there to be a loss on these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions.
During the three and nine months ended September 30, 2023 and 2022, we recognized no year-to-date credit loss related to our short-term investments, and had no allowance for credit loss recorded as of September 30, 2023 or December 31, 2022.
Marketable securities as of September 30, 2023 consisted of the following:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$13,094,059	$666	$(195)	$13,094,530
Government securities	$4,425,447	$3,303	$—	$4,428,750
Commercial paper	11,678,343	1,581	(956)	11,678,968
Total marketable securities	$29,197,849	$5,550	$(1,151)	$29,202,248
Marketable securities as of December 31, 2022 consisted of the following:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$12,986,424	$—	$(25,649)	$12,960,775
Government securities	8,084,107	1,099	(12,021)	8,073,185
Commercial paper	11,847,902	6,847	(739)	11,854,010
Total marketable securities	$32,918,433	$7,946	$(38,409)	$32,887,970
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$58,981,550	$—	$—	$58,981,550
U.S. Treasuries	6,735,957	—	—	6,735,957
Commercial paper	—	1,995,220	—	1,995,220
Total cash equivalents	65,717,507	1,995,220	—	67,712,727

Marketable securities:
U.S. Treasuries	$13,094,530	$—	$—	$13,094,530
Government securities	—	4,428,750	—	4,428,750
Commercial paper	—	11,678,968	—	11,678,968
Total marketable securities	13,094,530	16,107,718	—	29,202,248
Total cash equivalents and marketable securities	$78,812,037	$18,102,938	$—	$96,914,975
There have been no changes to the valuation methods during the nine months ended September 30, 2023. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2023.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2023 and December 31, 2022.
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$19,118,892	$—	$—	$19,118,892
Commercial paper	—	1,249,575	—	1,249,575
Government securities	—	2,742,025	—	2,742,025
Total cash equivalents	19,118,892	3,991,600	—	23,110,492

Marketable securities:
U.S. Treasuries	$12,960,775	$—	$—	$12,960,775
Government securities	—	8,073,185	—	8,073,185
Commercial paper	—	11,854,010	—	11,854,010
Total marketable securities	12,960,775	19,927,195	—	32,887,970
Total cash equivalents and marketable securities	$32,079,667	$23,918,795	$—	$55,998,462

Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022

Computer equipment	$450,751	$437,346
Furniture and fixtures	91,317	91,317
Lab equipment	1,113,726	970,374
Leasehold improvements	298,941	288,908
Construction in progress	86,392	—
Total	2,041,127	1,787,945
Accumulated depreciation/amortization	(647,954)	(418,337)
Property and equipment, net	$1,393,173	$1,369,608
Depreciation/amortization expense totaled $78,294 and $68,075 for the three months ended September 30, 2023 and 2022, respectively. Depreciation/amortization expense totaled $233,062 and $170,337 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022

Accrued professional services	$276,617	$297,234
Accrued employee expenses	2,353,981	3,631,082
Accrued research and development expenses	572,502	425,846
Accrued other	95,953	146,831
Total	$3,299,053	$4,500,993
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of September 30, 2023 and December 31, 2022 of which 29,269,121 and 26,418,732 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
As of September 30, 2023 and December 31, 2022, the following number of shares of Class A common stock have been reserved:

	September 30, 2023	December 31, 2022

Exercise of common stock options	5,490,165	3,559,041
	5,490,165	3,559,041
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of September 30, 2023 and December 31, 2022, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at September 30, 2023. The Company had approximately $0.3 million of deferred offering costs as of both September 30, 2023 and December 31, 2022. No shares were sold pursuant to the ATM Program during the three or nine month periods ended September 30, 2023 or September 30, 2022, respectively.
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
Basic and diluted net loss per share attributable to common stockholders was calculated at September 30, 2023 and September 30, 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net loss	$(12,595,211)	$(12,844,330)	$(38,388,130)	$(37,268,007)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	29,266,309	26,394,490	28,129,005	26,380,101
Net loss per share - basic and diluted	$(0.43)	$(0.49)	$(1.36)	$(1.41)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at September 30, 2023 and September 30, 2022:

	2023	2022

Options to purchase common stock	5,490,165	3,598,026
Total shares of common stock equivalents	5,490,165	3,598,026
Note 9 – Stock-Based Compensation
During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. Upon the effectiveness of the Company’s 2021 Incentive Award Plan (the "2021 Plan"), the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of September 30, 2023, there were 1,555,719 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of September 30, 2023, there were 777,389 shares of common stock reserved for future issuance under the 2021 ESPP and no shares had been granted or purchased under the 2021 ESPP.
The Company recognized stock-based compensation expense of $1,479,160 and $4,086,547 during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $1,066,212 and $3,016,283, respectively. As of September 30, 2023, compensation expense remaining to be recognized for outstanding stock options was $12,450,569 and to be recognized over a weighted-average period of 2.65 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company's IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the nine months ended September 30, 2023, the Company granted 2,269,610 shares of stock options at a weighted-average grant date fair value of $5.31.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

Weighted-average risk-free interest rate	3.46% - 4.24%	1.35% - 3.31%
Expected term (in years)	5.00 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	64.86% - 70.50%	64.78% - 78.12%
The following table summarizes the stock option activity during the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	3,559,041	$7.36
Granted	2,269,610	5.31
Exercised	(123,116)	3.55
Cancelled	(215,370)	9.39
Outstanding at September 30, 2023	5,490,165	$6.51	7.90	$12,917,120

Vested and exercisable at September 30, 2023	2,570,469	$5.81	6.71	$7,424,101

For the three and nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue	$—	$1,058	$—	$9,703
Research and development	657,652	507,489	1,864,462	1,445,145
General and administrative	821,508	557,665	2,222,085	1,561,435
Total	$1,479,160	$1,066,212	$4,086,547	$3,016,283
Note 10 – Commitments and Contingencies
Operating Leases
In October 2020, the Company entered into an office lease (“Via Frontera Lease”) in San Diego, California with a lease term of 67 months. At the lease commencement date, a right-to-use asset and lease liability was recognized by the Company for $637,863. In January 2022, the Company exercised its option to terminate the Via Frontera Lease 20 months early. The Company subsequently entered into a sublease of the Via Frontera Lease, the term of which commenced in March 2022. The lease and sublease terminated on October 1, 2023. The lease termination was accounted for as a lease modification which reduces the term of the existing lease and the Company adjusted the value of its right-of-use asset and operating lease liability by $347,739 using an incremental borrowing rate of approximately 6%. The sublease income was accounted for as a reduction of rent expense in the statement of operations.
The modification is reflected as a non-cash operating activity in the statement of cash flows for the nine months ended September 30, 2022.
As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. One is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032, the second was for a 6,100 square feet of office and laboratory space under a lease that terminated on December 31, 2022 (and that was not renewed), and the third is for a lease for 4,760 square feet of office and laboratory space under a lease that terminates on March 31, 2024. As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021.
The Company currently also leases office space in Cambridge, Massachusetts and New York, New York pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York lease is renewable on a yearly basis and the most recent renewal extended the lease term until February 28, 2024. The Company also previously leased office space in San Francisco, California, pursuant to a short-term rental arrangement with a lease term that ended on July 31, 2023 and the Company chose not to renew. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of September 30, 2023, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, and New York, New York were $20,760 due in 2023 and $13,840 due in 2024.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at September 30, 2023 were as follows:

Amount
Remainder of 2023	$192,600
2024	732,546
2025	739,689
2026	761,877
2027	784,737
Thereafter	3,682,509
Total future lease payments	6,893,958
Less: Imputed interest	(2,351,305)
Total lease liabilities	$4,542,653
Current portion lease liabilities	$301,633
Lease liabilities, noncurrent	4,241,020
Total lease liabilities	$4,542,653
Quantitative information regarding the Company’s leases for the nine months ended September 30, 2023 and 2022 is as follows:

	September 30, 2023	September 30, 2022
Lease costs:
Operating lease cost	$675,743	$777,741
Short-term lease cost	114,069	225,839
Sublease income	(133,530)	(149,260)
Total lease costs	$656,282	$854,320
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$650,863	$479,976
Operating cash flows from short-term leases	114,069	225,839
	$764,932	$705,815
Weighted-average remaining lease term - operating leases	8.55 years	9.36 years
Weighted-average discount rate - operating leases	10.0%	9.3%
As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
Litigation
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities and may be exposed to litigation in connection with its product candidates and operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. When it is probable that future expenditures will be made and can be reasonably estimated the Company will accrue a liability for such matters. Significant judgement is required to determine both probability and estimated amount. The Company is not aware of any material legal matters.
Clinical Research Contracts
The Company may enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination with a 30-day notice.

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
Overview
We are a clinical-stage oncology company seeking to develop medicines for broad populations of cancer patients. Our initial aim is to develop a universal-RAS therapy, an approach designed to include patients with solid tumors driven by any mutation in KRAS, NRAS or HRAS. Our inclusive approach differentiates us from narrowly targeted precision therapies, which are limited to patients with tumors harboring select mutations.

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

In June 2023, we announced the completion of the dose-escalation portion of the Phase 1/2a clinical trial of IMM-1-104. The trial’s Safety Review Committee ("SRC") completed its evaluation and observed that doses up to and including 320 mg once daily were tolerable with no dose limiting toxicities observed. We subsequently commenced enrollment in the Phase 1b dose evaluation portion of the trial, which is designed in part to evaluate two dosing cohorts at an oral dose of 240mg or 320 mg once daily.

In October 2023, we announced additional preclinical data that further support the potential of IMM-1-104 and IMM-6-415 both as single agents and in combination regimens with other therapeutic agents across multiple MAPK-driven tumor types, including those with RAS or RAF mutations. We believe these findings support the potential therapeutic use of cytotoxic agents and RAF inhibitors in combination with our product candidates, and build on our previously disclosed data supporting combinations with KRAS-G12C inhibitors and immuno-oncology agents. Additionally, IMM-1-104 and IMM6-415 are designed with a unique deep cyclic inhibition mechanism that aims to provide improved tolerability, which is important for successful combination therapies.

In November 2023, we announced an expanded clinical development plan for the Phase 1/2a clinical trial of IMM-1-104, including with respect to an additional: two Phase 1b/2a combination therapy arms (intended to enroll approximately 60 total patients with pancreatic ductal adenocarcinoma ("PDAC") in a first-line setting), and three Phase 2a monotherapy expansion arms (intended to enroll approximately 90 total patients with PDAC, RAS-mutant melanoma, or RAS-mutant non-small cell lung cancer).

Subject to the results of the ongoing Phase 1b portion of the IMM-1-104 trial, in early 2024 we expect to: announce our projected recommendation for a Phase 2 dose, provide additional safety data, and begin dosing in the Phase 2a portion of the IMM-1-104 trial. We also expect to announce initial data from multiple arms of the Phase 2a portion of the IMM-1-104 trial in 2024. In addition, we plan to submit an IND for IMM-6-415 to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2023.

For the period from inception through 2017, we devoted substantially all of our efforts to business planning, service revenue generation, developing tools to aid in drug discovery, and recruiting management and technical staff. Since 2018, we have focused significant effort on our own internal research and development programs, and since December 2022 have exclusively focused our efforts on such programs. We have financed our operations through service revenues (which have since ceased), the issuance of convertible debt and the sale of convertible preferred stock and common stock.

On December 22, 2021, we completed the acquisition of all outstanding shares of capital stock of BioArkive, Inc., a California corporation (“BioArkive”) for a market value of $8.75 million.

BioArkive is a San Diego based contract research organization that previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive was fully integrated into our operations following the acquisition and exclusively supports our internal preclinical research activities for our oncology pipeline. In connection with the acquisition, we assumed the obligations under BioArkive’s three lease agreements.
On April 20, 2023, we completed an underwritten offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering was $28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.2 million.
Since inception, we have had significant annual operating losses. Our net loss was approximately $38.4 million, for the nine months ended September 30, 2023 and $50.5 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of approximately $148.2 million and approximately $97.2 million in cash, cash equivalents and marketable securities.
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
Components of Our Results of Operations
Revenue
Our revenue was historically generated by providing computational biology professional services to pharmaceutical and biotechnology companies. We charged an agreed upon rate per hour based on the aggregate level of personnel assigned to work on the project or a fixed fee for a defined scope of work. Our contracts specified the period of time over which these professional services would be provided. We recognized revenue over time by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress, which depicts the performance in transferring control of the associated services to the customer. We used input methods to measure the progress toward the complete satisfaction of performance obligations and evaluate the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. Any such adjustments were recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

We ceased accepting new services contracts in order to focus on developing our wholly-owned internal pipeline. In September 2022, we completed our last remaining services contract associated with the computational biology professional services business.

We also discontinued our biosample storage business, which was acquired through the BioArkive transaction, to external parties. In December 2022, we completed our last remaining storage contract. The revenue earned associated with the biosample storage business for the year ended December 31, 2022 is immaterial to the financial statements.

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

Operating Expenses

Our operating expenses consist of: (i) research and development expenses, and (ii) general and administrative expenses.
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
We expect our general and administrative expenses will increase for the foreseeable future as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally. As we expand our operations, we also expect to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and rules and regulations of the Securities and Exchange Commission (“SEC”), Sarbanes-Oxley Act, director and officer insurance costs, and investor and public relations costs.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$38	$(38)	(100.0)%
Cost of revenue	—	19	(19)	(100.0)%
Gross profit	—	19	(19)	(100.0)%
Operating expenses
Research and development	10,050	9,364	686	7.3%
General and administrative	3,869	3,836	33	0.9%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	13,926	13,207	719	5.4%
Loss from operations	(13,926)	(13,188)	(738)	5.6%
Other income (expense)
Interest income	856	223	633	283.9%
Other income (expense)	476	121	355	293.4%
Net loss	$(12,594)	$(12,844)	$250	(1.9)%
Revenue
The following table summarizes the revenue recognized for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$38	$(38)	(100.0)%
Revenue decreased by approximately $38 thousand, or 100.0%, to $0 for the three months ended September 30, 2023 compared to approximately $38 thousand for the three months ended September 30, 2022. The decrease in revenue was due to the completion of the remaining services contracts associated with the computational biology professional services business in September 2022, in addition to fulfilling the final bio-sample storage contract in December 2022.
Cost of Revenue
Cost of revenue decreased by approximately $19 thousand, or 100.0%, to $0 for the three months ended September 30, 2023 compared to approximately $19 thousand for the three months ended September 30, 2022. The decrease was primarily due to decreased employee-related costs related to services contracts that were discontinued as of September 2022.

Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$2,199	$1,330	$869	65.3%
Other programs	3,781	3,951	(170)	(4.3)%
Unallocated research and development expenses:
Employee-related costs	3,048	3,401	(353)	(10.4)%
Stock-based compensation expense	658	507	151	29.8%
Facilities and other expenses	308	129	179	138.8%
Depreciation/amortization	56	46	10	21.7%

Total research and development	$10,050	$9,364	$686	7.3%

Research and development expenses increased by approximately $0.7 million, or 7.3%, to approximately $10.1 million for the three months ended September 30, 2023 as compared to approximately $9.4 million for the three months ended September 30, 2022. The increase of approximately $0.7 million was primarily due to an increase of approximately $0.7 million related to direct research and development expenses, including a $0.9 million increase in expenses related to IMM-1-104, offset by a decrease of $0.2 million in expenses for earlier stage programs. The remaining variance was driven by unallocated research and development expenses of approximately $13 thousand, which were primarily driven by the decrease of $0.4 million in employee-related costs, offset by an increase of $0.2 million related to stock-based compensation expense, as well as an increase of $0.2 million in depreciation/amortization, and facilities and other expenses, in the aggregate.
General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Employee-related costs	$1,951	$1,799	$152	8.4%
Stock-based compensation expense	822	558	264	47.3%
Professional fees	734	896	(162)	(18.1)%
Facilities and other allocated expenses	88	442	(354)	(80.1)%
Other	274	141	133	94.3%

Total general and administrative	$3,869	$3,836	$33	0.9%
General and administrative expenses increased by approximately $33 thousand, or 0.9%, to approximately $3.9 million for the three months ended September 30, 2023 compared to approximately $3.8 million for the three months ended September 30, 2022. The increase of approximately $33 thousand was primarily due to decreased facilities and other allocated expenses of approximately $0.4 million, and decreased professional fees for accounting, auditing and legal services of $0.2 million, partially offset by increased stock-based compensation expense of $0.3 million, an increase in employee-related costs of approximately $0.2 million, and an increase of $0.1 million in other expenses.

Amortization of Intangible Asset
Amortization of intangible asset was $7,317 in the three months ended September 30, 2023, compared to $7,317 in the three months ended September 30, 2022. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income increased by approximately $0.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to the interest earned on our cash, cash equivalents and marketable securities balances as a result of an increase in interest rates.
Other income was approximately $0.5 million for the three months ended September 30, 2023, primarily as a result of the increase in the accretion of premiums related to our marketable securities.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$316	$(316)	(100.0)%
Cost of revenue	—	158	(158)	(100.0)%
Gross profit	—	158	(158)	(100.0)%
Operating expenses
Research and development	29,714	26,395	3,319	12.6%
General and administrative	12,375	11,500	875	7.6%
Amortization of intangible asset	22	23	(1)	(4.3)%
Total operating expenses	42,111	37,918	4,193	11.1%
Loss from operations	(42,111)	(37,760)	(4,351)	11.5%
Other income (expense)
Interest income	2,853	498	2,355	472.9%
Other income (expense)	870	(6)	876	(14600.0)%
Net loss	$(38,388)	$(37,268)	$(1,120)	3.0%

Revenue
The following table summarizes the revenue recognized for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$316	$(316)	(100.0)%
Revenue decreased by approximately $0.3 million, or 100.0%, to $0 for the nine months ended September 30, 2023 compared to approximately $0.3 million for the nine months ended September 30, 2022. The decrease in revenue was due to the completion of the remaining services contracts associated with the computational biology professional services business in September 2022, in addition to fulfilling the final bio-sample storage contract in December 2022.

Cost of Revenue
Cost of revenue decreased by approximately $0.2 million, or 100.0%, to $0 for the nine months ended September 30, 2023 compared to approximately $0.2 million for the nine months ended September 30, 2022. The decrease was primarily due to decreased employee-related costs related to services contracts that were discontinued as of September 2022.
Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$5,265	$2,656	$2,609	98.2%
Other programs	11,425	11,716	(291)	(2.5)%
Unallocated research and development expenses:
Employee-related costs	10,019	10,125	(106)	(1.0)%
Stock-based compensation expense	1,864	1,445	419	29.0%
Facilities and other allocated expenses	977	347	630	181.6%
Depreciation/amortization	164	106	58	54.7%

Total research and development	$29,714	$26,395	$3,319	12.6%

Research and development expenses increased by approximately $3.3 million, or 12.6%, to approximately $29.7 million for the nine months ended September 30, 2023 as compared to approximately $26.4 million for the nine months ended September 30, 2022. The increase of approximately $3.3 million was primarily due to an increase of approximately $2.3 million related to direct research and development expenses, of which there was a $2.6 million increase in expenses related to IMM-1-104, offset by a $0.3 million decrease for earlier stage programs. The remaining increase was driven by unallocated research and development costs of approximately $1.0 million, of which $0.7 million related to depreciation/amortization, and facilities and other allocated expenses, in the aggregate, and $0.4 million related to stock-based compensation expense. This was partially offset by a $0.1 million decrease related to additional employee-related costs.

General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Employee-related costs	$6,345	$6,026	$319	5.3%
Stock-based compensation expense	2,222	1,561	661	42.3%
Professional fees	2,580	2,150	430	20.0%
Outside consultants	—	68	(68)	(100.0)%
Facilities and other allocated expenses	298	1,144	(846)	(74.0)%
Other	930	551	379	68.8%

Total general and administrative	$12,375	$11,500	$875	7.6%

General and administrative expenses increased by approximately $0.9 million, or 7.6%, to approximately $12.4 million for the nine months ended September 30, 2023 compared to approximately $11.5 million for the nine months ended September 30, 2022. The increase of approximately $0.9 million was primarily due to increased stock-based compensation expense of approximately $0.7 million, an increase in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.4 million, increased other expenses of $0.4 million, and an increase in employee-related costs of $0.3 million. This was offset by a decrease of $0.8 million for facilities and other allocated expense and $68 thousand for outside consultants.
Amortization of Intangible Asset
Amortization of intangible asset was $21,950 in the nine months ended September 30, 2023, compared to $22,737 in the nine months ended September 30, 2022. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income increased by approximately $2.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to the interest earned on our cash, cash equivalents and marketable securities balances as a result of an increase in interest rates.
Other income was approximately $0.9 million for the nine months ended September 30, 2023, primarily a result of the increase in the accretion of premiums related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of September 30, 2023, we had an accumulated deficit of $148.2 million and $97.2 million in cash, cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). During the three- and nine-months ended September 30, 2023, we did not sell any shares of common stock pursuant to the Sales Agreement under the ATM Program.
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

As of September 30, 2023, we have contractual obligations related to various leases of $0.2 million for 2023, $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027 and $3.7 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,193)	$(32,353)
Investing activities	4,164	33,679
Financing activities	28,433	204

Net increase (decrease) in cash and cash equivalents	$(4,596)	$1,530
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, operating activities used approximately $37.2 million of cash, primarily resulting from our net loss of approximately $38.4 million and changes in assets and liabilities of $2.9 million, partially offset by stock-based compensation expense of approximately $4.1 million and the reduction in carrying amount of right-of-use assets of $0.3 million.
During the nine months ended September 30, 2022, operating activities used approximately $32.4 million of cash, primarily resulting from our net loss of approximately $37.3 million, partially offset by right-of-use asset amortization of $0.4 million and stock-based compensation expense of approximately $3.0 million.
Net Cash Provided by Investing Activities
During the nine months ended September 30, 2023, investing activities provided approximately $4.2 million of cash, primarily resulting from the maturities of marketable securities of approximately $33.3 million, partially offset by purchases of marketable securities of $28.9 million and purchases of property and equipment of $0.2 million.
During the nine months ended September 30, 2022, investing activities provided approximately $33.7 million, primarily resulting from the maturities of marketable securities of approximately $72.1 million, partially offset by purchases of marketable securities for $37.7 million and purchases of property and equipment of $0.7 million.

Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was approximately $28.4 million, primarily driven by net proceeds of approximately $28.2 million from the Company's underwritten follow-on equity offering, after deducting commissions and underwriting fees, in addition to $0.4 million from the exercise of stock options. This was partially offset by $0.2 million in payments of costs related to the public offering.
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
•the costs of operating as a public company; and
•the impacts, if any, of the pandemic related to COVID-19 and its variants and potential future pandemics.
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
In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we: (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $38.4 million and $50.5 million for the nine months ended September 30, 2023 and year ended December 31, 2022 respectively. As of September 30, 2023, we had an accumulated deficit of approximately $148.2 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our lead product candidate, IMM-1-104, for the treatment of advanced solid tumors in patients harboring RAS mutant tumors. Our other product candidates are in earlier stages of drug development, including IMM-6-415 for which we plan to file an IND in the fourth quarter of 2023. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
As of September 30, 2023, we had approximately $97.2 million in cash, cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
•the potential negative impact of the COVID-19 pandemic or future pandemics on our business;
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
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. For example in 2022, due to macroeconomic conditions including inflation and higher interest rates, the stock price of biotech companies, including ours, generally declined, making fundraising in our industry more difficult and on less favorable terms. Furthermore, additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and potentially commercialize our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.
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
As of December 31, 2022, we had approximately $77.0 million of federal and $76.2 million of state net operating loss carryforwards, or NOLs, available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.
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
Applications for our product candidates could fail to receive, or be delayed in receiving, regulatory approval for many reasons, including the following:
•the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials, including without limitation with respect to the proper escalation of dosing in patients;
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
We are a clinical-stage oncology company, and we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our ongoing or planned clinical trials or any future clinical trials will be successful. It is possible that the FDA may refuse to accept, or be delayed in accepting, any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.
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
We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies, including without limitation with respect to the proper escalation of dosing in patients;
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
•subjects failing to enroll or remain in our trial at the rate, with the tumor types, and / or at the stage(s) of disease that we expect, or failing to return for post-treatment follow-up;
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
In addition, the occurrence of any public health crisis or similar global events, such as the pandemic related to COVID-19 and its variants, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede the ability of patients to enroll or continue in clinical trials, or impede testing, monitoring, data collection and analysis or other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations.
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
Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, including with respect to healthcare, cybersecurity and data privacy matters, as well as political and economic risks or military conflicts relevant to such foreign countries.
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
Patients in our clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Some of our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, our product candidates, when used in combination with other therapies, may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation, chemotherapy or other aggressive treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still negatively impact the success of our clinical trials. Similarly, already critically ill patients that we enroll in our clinical trials have in the past and may in the future experience adverse medical events due to the general gravity or advanced stage of such patients’ illnesses, in each case which could adversely affect our clinical trials even though such outcomes are not related or attributable to our product candidates.
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
A key element of our strategy is to use and expand our DCT platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery, preclinical and clinical development of IMM-1-104 and other product candidates, it and other product candidates may not be safe or effective for the indications for which we study them in clinical trials, and we may not be able to develop any other product candidates. Our DCT platform is evolving and may not reach a state at which building a pipeline of product candidates is possible.
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
We intend to develop certain of our current product candidates in combination with other therapies, and may develop our future product candidates in combination with other therapies, which exposes us to additional risks.
We intend to develop IMM-1-104 as a potential biologic/drug combination product, and we may also develop other current or future product candidates as biologic/drug combination products. Additional time may be required to obtain regulatory approval for any of our current or future product candidates if or when they are developed as potential combination products. Any of our product candidates that may be biologic/drug combination products will require coordination within the FDA and other comparable foreign regulatory authorities for review of their biologic and drug components. Although the FDA and other comparable foreign regulatory authorities have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates that may be combination products due to regulatory timing constraints and uncertainties in the product development and approval process.
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
We also may choose to evaluate our current product candidates or any other future product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell our product candidates we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trial for our lead product candidate, IMM-1-104, for which we disclosed initial interim PK, PD and safety data in April 2023. We have also not yet submitted our IND application for IMM-6-415. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
Our future results of operations are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in preclinical studies and early stage clinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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
We have never commercialized a product candidate, and we currently have no sales force, marketing or distribution capabilities. We will have to develop our own sales, marketing and supply organization or outsource these activities to a third party to commercialize our products. If we decide to license our product candidates to others, we may need to rely on the marketing assistance and guidance of those collaborators.
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
These and other disruptions in our operations and the global economy, due to COVID-19, its variants, or any other public health crisis, could negatively impact our business, results of operations and financial condition.

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
We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We, our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (the "GDPR"), governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (the "EEA"). The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, since January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (the "SEC"), and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
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
As of September 30, 2023, we owned one issued patent and three pending patent applications, in the United States only, related to our platform technologies, as well as pending patent applications related to our product candidates in and outside the United States. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages and, as such, no patent examiner has yet fully scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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
As of September 30, 2023, we had 67 full-time employees, including 52 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
The market value of our Class A common stock has in the past decreased from time to time, and may in the future decrease from time to time, and you may not be able to resell your shares of our Class A common stock at or above the price you purchased them. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of Class A common stock as consideration.
The price of our stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has in the past been, and in the future is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.
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
In addition, Section 203 of the General Corporation Law of the State of Delaware (the "DGCL") prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
Our facilities are located in regions which experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, geopolitical conflicts, future pandemics, public health crises or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) On November 8, 2023, the Company and Scott Barrett, M.D., the Company’s Chief Medical Officer, agreed that Dr. Barrett will depart the Company effective November 30, 2023. Brett Hall, Ph.D., the Company’s Chief Scientific Officer, will lead the Company’s clinical activities in the interim while the Company conducts a search for a new chief medical officer. Dr. Barrett’s departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. A copy of the Separation Agreement and Release (the “Separation Agreement”) executed by and between Dr. Barrett and the Company, memorializing the financial, transitional, and other terms of Dr. Barrett’s departure, is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q for the period ended September 30, 2023. The foregoing description of the Separation Agreement is qualified in its entirety by the full text of the Separation Agreement.
(b) None.
(c) Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	10-Q	001-40675	3.2	9/9/2021
10.1#	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective October 16, 2023					*
10.2#	Separation Agreement and Release, by and between Scott Barrett and Immuneering Corporation, dated November 8, 2023					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: November 9, 2023	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)