Form 10-K
period 2023-12-31
Immuneering Corp
filed 2024-03-01
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-40675
_________________________________________________________________
Immuneering Corporation
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	26-1976972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

245 Main St
Second Floor
Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)
(617) 500-8080
(Registrant’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $239.0 million (based upon the closing sale price of the Class A common stock on that date on the Nasdaq Global Market).
As of February 23, 2024, the registrant had 29,283,272 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates (including whether as potential monotherapies or in combination with other therapeutic agents), the design, timing, disclosure of data, or outcome of our ongoing or planned preclinical studies or clinical trials involving IMM-1-104, IMM-6-415, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates when administered alone or in combination with other therapeutic agents, the filing with, and approval by, regulatory authorities of our product candidates, and the sufficiency of funds to operate the business of the Company, are forward-looking statements.
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
•our ability to submit an Investigational New Drug application (“IND”), or IND amendments or comparable documents in foreign jurisdictions in order to commence clinical trials on the timelines we expect;
•our limited experience in designing and conducting clinical trials;
•the timing of the initiation, progress and potential results of our ongoing and planned preclinical studies and clinical trials and our research programs, including our Phase 1/2a clinical trials of IMM-1-104 and IMM-6-415;
•our ability to successfully complete our clinical trials, including our Phase 1/2a clinical trials of IMM-1-104 and IMM-6-415;
•the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
•risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
•the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials;
•our substantial reliance on the successful development of our current and future product candidates, as well as our platform, including our proprietary technologies;
•risks related to competition in our industry;
•the market opportunity for our product candidates, if approved;

•risks related to manufacturing;
•risks related to our reliance on third parties;
•risks related to our intellectual property;
•risks related to ongoing and future pandemics, or other widespread adverse health events; and
•other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part I, Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.
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

Risk Factors Summary
We are subject to numerous risks and uncertainties, including those further described below in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:
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
•The regulatory approval processes of the U.S. Food and Drug Administration ("FDA") and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable with respect to outcomes. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
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
•We are early in our development efforts. Our business is substantially dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval to treat the indications that we seek to treat with our product candidates, and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
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
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our platform and capabilities to build a pipeline of product candidates with commercial value.
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
•We contract with third parties, including contract manufacturing organizations ("CMOs") and consultants, for the manufacture of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or be able to acquire such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
•If we are unable to obtain and maintain patent and/or other intellectual property protection for our product candidates and technologies, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates, products (if any) and technology may be impaired, and we may not be able to compete effectively in our market.
•Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

PART I
Item 1. Business
We are a clinical-stage oncology company seeking to develop and commercialize universal-RAS/RAF medicines for broad populations of cancer patients. We aim to achieve such universal RAS/RAF activity through deep cyclic inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells. Our inclusive approach differentiates us from narrowly targeted precision therapies, which are limited to patients with tumors harboring select mutations.
We are currently evaluating our lead product candidates, IMM-1-104 and IMM-6-415, in Phase 1/2a clinical trials in patients with advanced solid tumors harboring RAS and RAS/RAF mutations, respectively. IMM-1-104 is being developed as a once-daily oral therapy that aims to achieve universal-RAS activity through deep cyclic inhibition of the MAPK pathway. By contrast, IMM-6-415 aims to achieve universal-RAS/RAF activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of the MAPK pathway. Deep cyclic inhibition is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our pipeline also includes Trifecta MEK, RAS modulators and other small molecule drug discovery programs.
In September 2022, the FDA cleared our Investigational New Drug ("IND") application for IMM-1-104 and, in November 2022, we commenced dosing in our Phase 1/2a clinical trial of IMM-1-104 for the potential treatment of advanced RAS mutant solid tumors. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, pharmacokinetics ("PK"), pharmacodynamics ("PD"), and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration utilizing a Bayesian modified toxicity probability interval ("mTPI-2") statistical design to establish an optimized recommended Phase 2 dose ("RP2D") in solid tumor patients with evidence of any RAS mutation. The Phase 2a portion includes evaluating IMM-1-104 in multiple dose expansion arms. In November 2023 we announced that we had expanded the IMM-1-104 Phase 1/2a clinical trial design by increasing the number of Phase 2a expansion arms to five, including two combination therapy arms and three monotherapy arms.
In December 2023, the FDA cleared our IND application for IMM-6-415 and we began the process of enrolling patients in a Phase 1/2a clinical trial of IMM-6-415 for the potential treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes exploring IMM-6-415 in multiple dose expansion arms.
Overview
Our platform is enabled by two key elements:
•Bioinformatics: our ability to efficiently analyze high-throughput molecular-level biochemical assays, including transcriptomics, genomics and/or proteomics, collectively referred to as Omics data; and
•3D Tumor Modeling: our ability to conduct in vitro studies in our own labs using proprietary humanized 3D tumor growth assays that we believe predict in vivo activity more accurately than traditional 2D cell culture models.
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
In early 2018, we began applying our proprietary platform and approach to internally develop our wholly owned pipeline of orally administered small molecule drug programs. Our approach played a critical role in determining the most important characteristics for, and the creation of, IMM-1-104 and IMM-6-415. Specifically, our platform enables us to:
•leverage insights from human data to identify disease transcriptional profiles we aim to counteract;

•identify novel biology, specifically evaluating potential new ways to drug an existing target by utilizing our proprietary Disease Cancelling Technology ("DCT"), and analyze mechanisms of existing drugs;
•generate novel chemistry that is designed to overcome MAPK-feedback loops and other adaptive resistance mechanisms to achieve optimal signaling dynamics; and
•profile IMM-1-104, IMM-6-415 and any other product candidates in a large number of proprietary humanized 3D tumor growth assays using our own translational planning to identify the types of cancer we believe most likely to be sensitive to the product candidates.
Our current oncology programs are focused on tumors driven by mutations of the RAS/RAF/MEK/ERK ("MAPK") pathway, and other relevant signaling pathways. Existing drugs targeting the MAPK pathway are limited by toxicity, resistance and/or are narrowly focused on subpopulations with specific mutations. The MAPK pathway functions to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation and progression of tumors.
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
Traditional targeted oncology drug development generally seeks to chronically sustain pathway inhibition, by prioritizing drugs with long to moderate half-lives and dosing them at intervals that maintain a sufficient level of drug, even at trough, to maintain target occupancy. This prevailing chronic ablation approach can cause on-target drug-related toxicity and limit clinical durability as a result of drug holidays, treatment discontinuation, and/or adaptive resistance. By contrast, our differentiated approach, based on counterintuitive insights derived from our translational bioinformatics platform, is to design novel drugs with at least three key aims: (1) achieve a manyfold higher CMax, (2) display a short plasma drug half-life, and (3) endow drugs with the ability to block feedback loops that would otherwise be susceptible to pathway reactivation. This design aims to provide enhanced mechanistic control of the target of interest and break tumor addiction, to prevent tumors from indefinitely self-replicating, metastasizing and evading the host’s immune system, among other capabilities. By cyclically disrupting these core oncogenic signaling pathways in cancer cells (i.e., imposing normalized signaling dynamics), we believe we can create novel therapeutics that maximize therapeutic activity in broad patient populations while providing an improved tolerability profile and improved durability through reduced pressure stemming from adaptive resistance. We believe we are pioneers in this unique approach of therapeutically leveraging signaling dynamics against tumor addiction.

Pharmacokinetic Conceptual Visualization: Traditional Sustained Pathway Attenuation Versus Deep, Cyclic Inhibition
Our Wholly Owned Pipeline
Our oncology programs target clinically validated pathways while seeking to improve patient outcomes across a wide range of solid tumor types through our differentiated programs. Our current pipeline of product candidates and discovery programs is depicted below.
Universal-RAS Program (IMM-1-104)
Our lead product candidate, IMM-1-104, is being developed as a once-daily oral therapy in RAS mutant tumors. IMM-1-104 is designed to achieve a unique PK profile: it aims for a manyfold higher CMax to provide stronger inhibition of the MAPK pathway than has been observed with first and second generation MEK inhibitors, followed by a complete release of the MAPK pathway through a near-zero drug trough. We believe this deep cyclic inhibition may enable broad universal-RAS activity with improved tolerability and limit the development of adaptive resistance.
IMM-1-104 was observed to bind to mitogen-activated protein kinase kinase ("MEK") and acts as a highly selective inhibitor of mitogen-activated protein kinase kinase kinase ("ERK") activation (i.e., phosphorylation), with a “Dual MEK” function that is designed to block the CRAF-bypass feedback to prevent MAPK pathway reactivation. IMM-1-104 is designed with a short plasma half-life that reduces sustained pathway inhibition (as depicted above). IMM-1-104 is also designed to prevent RAF-mediated activation of MEK, such as CRAF-bypass, by engagement of the RAF activation loop on MEK, and at elevated levels further disrupt the kinase suppressor of RAS 1 and 2 ("KSR"). We believe this innovative method of pathway inhibition has the ability to normalize cancer cell signaling dynamics and limits unnecessary harm to normal healthy cells. Collectively, we believe these qualities differentiate IMM-1-104 from other treatment options for RAS mutant and other MAPK-addicted tumors, as well as from known MEK inhibitors, by potentially enabling IMM-1-104 to reduce drug resistance while improving tolerability.
In preclinical studies, we observed that IMM-1-104 inhibited MEK and ERK across a wide range of human and murine solid tumor models, including those with activating mutations in KRAS, NRAS, HRAS, and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung, colon, pancreas, and skin cancer, and observed tumor stasis or regression with insignificant body weight loss ("BWL") when compared to certain FDA-approved MEK inhibitors at reported human dose equivalent dose and schedules. Given the data observed in these preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and in select drug combinations for patients with RAS mutant solid tumors who currently have limited treatment options.
In September 2022, the FDA cleared our IND for IMM-1-104 and, in November 2022 we commenced dosing in a Phase 1/2a clinical trial for IMM-1-104 in patients with advanced solid tumors harboring RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration utilizing a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAS mutation.
In April 2023, we announced initial PK, PD, and safety data from the Phase 1 portion of the Phase 1/2a clinical trial of IMM-1-104. As of April 10, 2023, we had PK, PD and safety data from four patients with pancreatic or colorectal cancer available for evaluation. Of these patients, we dosed one patient at 40 mg once daily oral dose, or the first dose level, one patient at 80 mg once daily oral dose, or the second dose level, and two patients at 160 mg once daily oral dose, or the third dose level. At the third dose level, we observed significant PK Cmax levels, which is the plasma concentration of therapy in a specific area of the body, with IMM-1-104 of over 2,000 ng/mL or approximately 1 uM drug free-fraction. In addition, we observed greater than 90% PD inhibition of phosphorylated extracellular signal-regulated kinase (pERK) with IMM-1-104 compared to pretreatment baseline for patients at the third dose level. A median plasma half-life of 1.94 hours was observed with IMM-1-104 across the first three dose levels evaluated in patients with pancreatic and colorectal cancer with different RAS mutations, including KRAS-G12D, the most common mutation present in pancreatic cancer. IMM-1-104 was well tolerated in these four patients, as well as one patient dosed at 320 mg once daily oral dose, or the fourth dose level, with no dose limiting toxicities or serious adverse events observed and no drug-related adverse events beyond Grade 1 observed.
In June 2023, we announced the completion of the dose-escalation portion of the Phase 1/2a clinical trial of IMM-1-104. The trial’s Safety Review Committee completed its evaluation and observed that doses up to and including 320 mg once daily were tolerable with no dose limiting toxicities observed. We subsequently commenced enrollment in the Phase 1 dose exploration portion of the trial, designed in part to evaluate two dosing cohorts at an oral dose of 240mg or 320 mg once daily.
In October 2023, we announced additional preclinical data that further support the potential of IMM-1-104 both as a single agent and in combination regimens with other therapeutic agents across multiple MAPK-driven tumor types, including those with RAS or RAF mutations. We believe these findings support the potential therapeutic use of cytotoxic agents and RAF inhibitors in combination with our product candidates, and build on our previously disclosed data supporting combinations with KRAS-G12C inhibitors and immuno-oncology agents.
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

In February 2024, we announced that the FDA granted Fast Track designation for IMM-1-104 for the treatment of patients with PDAC who have failed one line of treatment.
We expect to provide topline data from the Phase 1 portion of the IMM-1-104 Phase 1/2a clinical trial in March 2024. We also expect to dose the first patient in the Phase 2a portion of the trial in March 2024 and to announce initial data from multiple arms of the Phase 2a portion of the trial in 2024.
Universal-RAS/RAF Program (IMM-6-415)
Our second program, which we refer to as our Universal-RAS/RAF program, is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway, designed with unique drug-like properties including a shorter plasma half-life for an accelerated pharmacokinetic cadence dosed twice-daily in humans. Our product candidate for this program is designated as IMM-6-415. IMM-6-415 is designed to target MEK in a way that disrupts the MAPK pathway at ERK through reduction of MEK activation. We designed IMM-6-415 to have a unique PK and PD profile that may be optimized for distinct solid tumors, potentially including a broad range of MAPK-driven tumors as a monotherapy, as well as for a variety of combination approaches.
In November 2022, in a scientific poster presented at the Society for Immunotherapy of Cancer Annual Meeting, we presented preclinical data demonstrating that IMM-6-415 inhibited the growth of RAF and RAS mutant tumors as a monotherapy across multiple human and murine solid tumor models and could be administered in combination with select immune modulators (e.g., checkpoint inhibitors) for the treatment of certain solid tumors, which are often poorly immunologically accessible.
In October 2023, we presented preclinical data at the AACR-NCI-EORTC Conference in which IMM-6-415 in combination with encorafenib demonstrated better tumor growth inhibition and improved durability when compared head-to-head with binimetinib plus encorafenib in animal models of RAF mutant melanoma and colorectal cancer, and IMM-6-415 as a single agent demonstrated high sensitivity in a wide range of MAPK-driven tumor types, including models of RAS or RAF mutant disease.
In December 2023, the FDA cleared our IND application for IMM-6-415 and we began the process of enrolling patients in a Phase 1/2a clinical trial of IMM-6-415 for the treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes exploring IMM-6-415 in multiple dose expansion arms at the candidate RP2D.
We expect to dose the first patient in the Phase 1 portion of the IMM-6-415 Phase 1/2a clinical trial in March 2024.
Additional Oncology Discovery Research Programs
We are leveraging our platform to continue expanding our oncology pipeline by targeting the MAPK pathway and other relevant signaling pathways representing critical tumor-addicted pathways in novel ways. We also continue to evaluate and prioritize our pipeline, including our earlier stage discovery pipeline. We currently have multiple additional programs at various stages of drug discovery focused on targeting these pathways through novel pharmacological approaches.
Our Team
We were founded in 2008 by our Chief Executive Officer and President, Benjamin J. Zeskind, Ph.D., and Robert J. Carpenter, a current member of our Board of Directors (the "Board") and its former Chairperson, with the goal of leveraging translational bioinformatics to generate insights into the mechanisms that cause certain patients to respond to specific medicines across multiple therapeutic areas, and then seeking to make responses happen in a much broader population of patients. Our multi-disciplinary research and development ("R&D") team is led by our Chief Scientific Officer, Dr. Brett Hall, who was the translational lead for Sylvant® (siltuximab) and Imbruvica® (ibrutinib) throughout clinical development. Our leadership team brings together expertise across translational bioinformatics, preclinical and clinical development, and pharmaceutical business operations in oncology and includes individuals with extensive experience at some of the leading pharmaceutical and biotechnology companies, including Johnson & Johnson, Merck, Regeneron, AstraZeneca, and Immunomedics (acquired by Gilead Sciences).

Our History
Our company is built on more than a decade of experience in translational bioinformatics. Since our founding in 2008, we have utilized this experience to generate insights into the mechanisms that cause certain patients to respond to specific medicines across therapeutic areas, and then sought to apply these insights to create medicines aimed at larger groups of patients. Our prior computational biology services business, which we have since ceased, helped us to better understand how translational bioinformatics can contribute to each stage of drug development, from early drug discovery to clinical development and through commercialization. However, we recognized the limitations of applying translational bioinformatics in isolation to specific stages of the drug development process and realized that bioinformatics could be even more helpful if applied continuously throughout the drug development process. Over time, we have developed a proprietary technology platform to facilitate that process and, in early 2018, we began applying the extensive counterintuitive insights from and capabilities of our platform and approach to create a wholly owned pipeline of novel small molecule drug programs, initially focusing on oncology.
Our Strategy
We are a clinical-stage oncology company seeking to develop and commercialize universal-RAS/RAF medicines for broad populations of cancer patients. Our aim is to achieve such universal activity through deep cyclic inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells. Our approach is designed to include patients with solid tumors driven by any activation mutation in KRAS, NRAS, HRAS, or BRAF. Our platform is designed to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. We are developing novel product candidates that aim to optimize safety, efficacy, and durability of response for diseases with suboptimal treatment options. To achieve our mission, we are executing a near-term strategy with the following key elements:
•Advance our Universal-RAS Program, IMM-1-104, through Clinical Development. We believe that IMM-1-104 has the potential to treat broad populations of solid tumor patients, specifically those with inappropriate activation of the MAPK pathway. IMM-1-104 has been specifically designed to provide deep cyclic inhibition of the MAPK pathway with a once-daily oral dosing cadence. IMM-1-104 was designed to overcome MAPK-feedback loops and to have an intentionally short plasma half-life, which we believe could enable it to provide deep cyclic inhibition. Collectively, we believe IMM-1-104 has potential as both a monotherapy and in combination with other therapeutic agents to provide broader therapeutic activity and an improved tolerability profile relative to known MEK inhibitors, and that IMM-1-104 has the potential to target patients with solid tumors driven by any mutation in KRAS, NRAS, or HRAS. IMM-1-104 is currently being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS mutations.
•Advance our Universal-RAS/RAF Program, IMM-6-415, through Clinical Development. IMM-6-415 has been specifically designed with unique drug-like properties, including a shorter half-life for an accelerated cadence to provide deep cyclic inhibition of the MAPK pathway. We predict that its characteristics will be optimal for twice-daily (BID) administration in humans in a variety of tumors, including those with RAF or RAS mutations, as well as enhanced activity in combination with other therapeutic agents. IMM-6-415 is currently being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAF or RAS mutations.
•Progress Our Pipeline of Additional MAPK and other Pathway Programs to IND-Enabling Studies. Other key programs in our pipeline leverage our deep understanding of the MAPK and other relevant signaling pathways, and are grounded in translational bioinformatics and signaling dynamics. For example, we are advancing programs designed to directly modulate RAS activity through novel mechanisms with the aim of killing RAS-driven tumors while sparing healthy cells. We also actively apply our platform to other relevant pathways as new opportunities arise that may strengthen our pipeline.
•Continue to Grow and Advance Our Platform. We have built a clinical-stage oncology company that fully integrates bioinformatics and translational planning across all aspects of drug discovery and development. We currently utilize our bioinformatics platform for our drug discovery efforts in oncology. These efforts are translationally guided by our proprietary, human-aligned 3D tumor models, and as we advance our product candidates into and through the clinic, we plan to utilize data and insights from our bioinformatics platform and proprietary humanized 3D tumor models to not only guide future clinical development but to also provide key learnings back to our earlier stage programs. Lastly, we continue to iterate on our existing technology and processes, and develop new technologies for our platform, all aimed at creating the most efficient process for the development of product candidates that we believe have the potential to optimize both safety and efficacy in broad patient populations of cancer patients with high unmet medical needs.
Our Bioinformatics Approach
Leveraging our history in translational bioinformatics, we have built a clinical-stage oncology company that incorporates our expertise into every step of our process to discover and develop novel product candidates. Our goal is to meaningfully improve patient outcomes as compared to drugs developed through traditional drug discovery approaches. Our integrated approach has already yielded programs that have exhibited preclinical tumor growth inhibition against a broad range of clinically challenging solid tumors, which are in or advancing towards the clinic. Both of our lead product candidates, IMM-1-104 and IMM-6-415, are currently being evaluated in Phase 1/2a clinical trials, while the rest of our programs are in earlier stages of discovery. We have expanded our team of experts, including drug discovery and clinical development experts, to develop a pipeline of product candidates by leveraging our translational bioinformatics expertise.
Cancer Overview
Cancer is the second most common cause of death worldwide with approximately 10 million deaths annually and an incidence of approximately 20 million new cases in 2022. Cancer is defined as a collection of diseases in which abnormal cells divide uncontrollably and can invade nearby and distant tissues. The uncontrollable division of abnormal cells typically results in a malignant tumor (i.e., cancerous) or benign tumor (i.e., non-cancerous). There are two main categories of cancer: hematologic (i.e., blood) cancers and solid tumor cancers. Hematologic cancers are cancers of the blood cells, and include leukemia, lymphoma and multiple myeloma. Solid tumor cancers are cancers of any of the body’s other organs or tissues, including the pancreas, skin, lung and colon. Core tumor capabilities seen in cancer patients include the ability to indefinitely self-replicate, develop new blood vessels (i.e., angiogenesis), evade cell death (i.e., apoptosis), sustain self-sufficient growth, invade other tissues (i.e., metastasis), alter signaling pathways, evade immune system responses and modify metabolism. Tumor survival is dependent on certain of these capabilities (i.e., tumor addiction).
MAPK Pathway and Beyond
In all cells, signaling pathways govern how cells regulate themselves as well as direct activities in relation to other cells in the body. One of the most commonly altered signaling pathways in cancer is the MAPK pathway, which consists of the RAS-RAF-MEK-ERK signaling cascade. RAS is a family of related oncogenes found upstream in the MAPK pathway that codes for four highly related protein isoforms, HRAS, NRAS, KRAS4A and KRAS4B. In many solid tumors, the MAPK pathway is inappropriately activated, often through mutations in the key members of the pathway, including RAS. When RAS is switched “on” through the activation of the membrane-bound receptor tyrosine kinase ("RTK"), the MAPK pathway functions to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation of tumors.
Through widespread adaptation of molecular profiling, we now recognize that up to one in two cancer patients harbor tumors which are inappropriately activated through the MAPK pathway. Many of these patients display tumors with activation mutations in RAS or RAF, which lie upstream of MEK and ERK. Because inappropriate activation of the MAPK pathway supports many of the core tumor capabilities described above, efforts to create new therapeutics to target this pathway have been a high priority in cancer drug research. However, to date nearly all therapeutics that target the MAPK pathway have been limited to narrow patient subpopulations and have struggled to balance tolerability, durability of response, and efficacy. Nearly all targeted therapeutics against the MAPK pathway have been designed for sustained pathway suppression, which has resulted in on-target drug-related toxicities that limit clinical durability and potential drug-drug combinations. Furthermore, sustained irreversible covalent inhibition of these pathways may lead to treatment resistance, as highlighted in a study in the New England Journal of Medicine (N Engl J Med 2021; 384:2382-2393). The study focused on patients treated with adagrasib, an irreversible covalent inhibitor of KRASG12C, and reported that 45% of patients (17 patients out of 38) in the study receiving adagrasib monotherapy developed resistance. Of these patients, many resistance mechanisms were observed involving non-G12C variations in KRAS, variations in NRAS or BRAF, or other resistance mechanisms related to the MAPK pathway. A second study published in Nature (November 10, 2021) evaluated 43 patients treated with sotorasib, an irreversible covalent inhibitor of KRASG12C, and reported 27 patients with multiple treatment-emergent resistance alterations. Of these, 70% (19 out of 27) patients reported resistance mechanisms involving RAS/RAF mutations (Nature 2021; 599:679-683). A third study in the New England Journal of Medicine (N Engl J Med 2023; 389:710-721) also described acquired alterations that may confer resistance to divarasib (another irreversible covalent inhibitor of KRASG12C) including many alterations in KRAS, BRAF, NRAS, and other elements of the MAPK pathway.

Developing novel therapeutics to effectively, broadly and safely target this pathway may provide clinical benefit in large patient populations with significant unmet needs. In addition, although this pathway represents one of the most active areas in cancer drug discovery and development, targeted therapeutics that more effectively and safely normalize, but not chronically ablate, ERK signaling may uncouple drug activity and tolerability, while optimizing both. Our pipeline is designed to disrupt molecular pathways in a pulsatile way that undermines tumor addiction while limiting drug-related toxicity of normal healthy cells that are less reliant on a sustained high level of signaling along these pathways.
Our Differentiated Approach to Tackling Some of the Most Challenging Cancers
We are leveraging our platform to target tumors driven by the MAPK pathway and other relevant signaling pathways. Our differentiated approach is to design drugs that can achieve high Cmax levels together with short half-lives and provide enhanced mechanistic control of the target of interest and break tumor addiction through deep, cyclic disruption of these pathways (i.e., regulate signaling dynamics and reduce adaptive resistance). We believe we are pioneers in therapeutically leveraging signaling dynamics against tumor addiction, and our insights derived from our translational bioinformatics platform supports our belief that this approach may result in novel therapies targeting this pathway and potentially other pathways. Traditional drug approaches have been designed to sustain pathway inhibition, which leads to on-target drug-related toxicity and becomes limiting for clinical durability as a result of drug holidays, treatment discontinuation, or the development of adaptive resistance. Mutational activation and/or overexpression of key signaling components that activate the MAPK pathway are well-known, and MEK has been previously validated as a therapeutic target. We believe our programs, as compared to existing FDA-approved treatments targeting the MAPK pathway, have the potential to be differentiated by their unique potential combination of target engagement, PK and PD profile. For example, our product candidate IMM-1-104 is designed to inhibit ERK and MEK, prevent MAPK pathway reactivation and have a short plasma half-life, which would reduce sustained pathway inhibition compared to other drugs targeting the same mechanistic pathway. By cyclically disrupting these core oncogenic signaling pathways in cancer cells, we believe we can create novel therapeutics in oncology that maximize therapeutic activity in broad patient populations while providing improved tolerability as compared to other FDA-approved treatments and treatments currently being developed for cancers caused by MAPK pathway activation.
Our Pipeline
Our current development programs in oncology are focused on providing treatments for patients with solid tumors caused by mutations of the MAPK pathway or other relevant signaling pathways. Our Universal-RAS product candidate, IMM-1-104, is currently being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS mutations, and our Universal-RAS/RAF product candidate, IMM-6-415, is currently being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS or RAF mutations. We also have multiple earlier stage programs that are designed to uniquely target the MAPK pathway or other relevant signaling pathways. The following table summarizes our oncology pipeline:
Overview of Our Universal-RAS Program: IMM-1-104
Background of MEK Inhibitors
Activating mutations of RAS and/or RAF in the MAPK pathway are observed in approximately 30% of all cancer patients, and inappropriate activation of this pathway is observed in up to 50% of all tumors and represents one of the most highly utilized signaling pathways in oncology. In aggressive solid tumors of the pancreas, skin, lungs and colon, mutations in RAS and/or RAF are even more common. For example, approximately 40% of lung cancers and approximately 90% of pancreatic cancers are due to RAS and/or RAF mutations. To date, FDA-approved MEK inhibitors have been ineffective at treating RAS mutant tumors when compared to BRAF mutant tumors because of a well-known mechanism of resistance, CRAF-mediated MEK reactivation, also known as CRAF-bypass. In addition, a well-known limitation of current FDA approved MEK inhibitors are high rates of serious drug-related adverse events ("SAE’s"), most often observed in over 50% of treated patients, which leads to drug intolerability. The longer half-life of these drugs (e.g., up to 2 to 4 days) with once per day or less frequent dosing, or moderate half-life (e.g., 3 to 6 hours) with increased dosing frequency, contributes to high rates of adverse events because typically these drugs chronically and systemically circulate for an extended period of time harming healthy normal cells, which also rely on the pathway for survival. Our goal in developing IMM-1-104 is to address these shortcomings and potentially provide patients with better outcomes, improved tolerability, durability and expand drug-drug combination opportunities (as depicted below).
IMM-1-104: Designed for Universal-RAS Activity as a once-daily oral therapy

Our Solution: IMM-1-104
We have leveraged our platform to develop our lead product candidate in our Universal-RAS program, IMM-1-104, which is designed to be a highly selective dual-MEK inhibitor, to inhibit ERK and MEK, and to promote additional scaffold-related disruption of KSR at elevated drug levels. We are developing IMM-1-104 to treat patients with cancer, including pancreatic, melanoma and non-small cell lung cancer ("NSCLC") caused by mutations of RAS. In order to overcome MAPK-feedback and CRAF-mediated MEK activation, a well-known limitation of current FDA-approved MEK inhibitors, we developed IMM-1-104 to allosterically inhibit MEK by targeting the site lying adjacent to the binding pocket of adenosine triphosphate ("ATP"), which would result in downstream inhibition of ERK. In addition, unlike FDA-approved MEK inhibitors, IMM-1-104 is designed to prevent MEK activation through a unique target engagement to prevent RAF or KSR-mediated activation of MEK. We believe that bypassing pathway reactivating drug resistance mechanisms would provide for better patient outcomes by enhancing therapeutic activity throughout the course of treatment. By reducing or eliminating steady state drug trough levels, we also designed IMM-1-104 to limit or reduce high rates of serious drug-related adverse events that have been observed in current FDA-approved MEK inhibitors (e.g., which can range from 45% to 69%), most often given in combination with a RAF inhibitor, which contributes to discontinuation rates of up to 10% to 15%.
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
Preclinical Studies Overview: IMM-1-104
In multiple preclinical studies, we observed that IMM-1-104 inhibited activation of MEK (i.e., pMEK) as well as activation of ERK (i.e., pERK) across a wide range of murine and humanized 3D solid tumor models, including those with MAPK pathway activating mutations in KRAS, NRAS, HRAS and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung (i.e., A549), colon (i.e., Colon-26), pancreas (i.e., MIA PaCa-2. CAPAN-2) and skin cancer (i.e., A375 and SK-MEL-2), and observed superior antitumor activity with insignificant BWL when compared to certain FDA-approved MEK inhibitors and superior to non-inferior antitumor activity when compared to certain FDA-approved KRAS-G12C and BRAF inhibitors at reported human dose equivalent dose and schedules. Given the data observed in our previously conducted preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and in select drug combinations for patients with RAS mutant solid tumors who currently have limited treatment options.
Preclinical Studies: Maximum Tolerated Dose and Therapeutic Effect Data
In our early maximum tolerated dose ("MTD") studies, we observed that oral administration of IMM-1-104 twice a day of up to 150 mg/kg/dose was well-tolerated in mice. In other preclinical studies, we observed that the maximum therapeutic effect of IMM-1-104 was reached when administered orally twice a day between 100 and 150 mg/kg/dose. These dosing studies provided the basis of IMM-1-104’s dosing schedule in subsequent preclinical studies.
Preclinical Studies: Pharmacogenomics Data
In a pharmacogenomics study utilizing a colorectal KRASG12D tumor model in BALB/c mice, we evaluated downstream ERK inhibition of the MAPK pathway after IMM-1-104 treatment. We orally administered vehicle, selumetinib and IMM-1-104 twice a day at 100 mg/kg/dose, then harvested the tumors after 18 days of chronic treatment at 2 and 12 hours following the last drug dose to evaluate RNAseq changes. The tumors were collected across distinct BALB/c mice and RNAseq changes were evaluated using statistical analysis software. Consistent with IMM-1-104’s designed short plasma half-life, we observed deep, cyclic inhibition of most of the top genes in the ERK transcriptome, as noted by the differences of the dark and light blue bars in the figure below, which we believe suggests the potential for improved tolerability by allowing healthy normal cells to regenerate before the next dose is administered. For example, Erg1 and Spry4 were both downregulated over 16-fold at 2 hours after receiving the first dose on day 18 of the study, and at 12 hours after the first dose, which was prior to the second dose, both genes were approaching their baseline state when compared to vehicle treated tumors (as depicted below). In contrast to IMM-1-104, we did not observe deep cyclic inhibition by selumetinib, but rather observed sustained MAPK pathway suppression versus vehicle groups between the two timepoints on day 18 (as depicted below). The top 20 genes were a subset of a 52-gene signature for ERK signaling.
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
Head-to-Head Comparison of IMM-1-104 Against Binimetinib and Selumetinib Using a Colon-26 Syngeneic Tumor Model: Body Weight Loss and Tumor Volume Observed
After observing the results of the Colon-26 tumor study, we completed two follow-up in vivo studies, where we evaluated IMM-1-104 head-to-head against binimetinib or encorafenib, a BRAF inhibitor, as monotherapy plus the combination of binimetinib with encorafenib in BALB/c mice tumor models with RAS and RAF mutations. It should be noted that when encorafenib is used to treat KRAS mutant tumors that are wild type for BRAF, it can paradoxically activate the MAPK pathway and antagonize the effects of binimetinib. In addition, the drug doses and schedules used for binimetinib and encorafenib in these studies were consistent with or exceeded what was provided in their new drug applications ("NDAs") to the FDA for human-relevant exposures in rodent models.
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

We also evaluated IMM-1-104 head-to-head against binimetinib and encorafenib monotherapy and the combination of binimetinib with encorafenib in a BRAFV600E human melanoma xenograft model. It should be noted that the administered combination of binimetinib and encorafenib for BRAF mutant melanoma, such as BRAFV600E/K, is an FDA-approved combination. As expected, when comparing IMM-1-104 alone to binimetinib in combination with encorafenib, we observed that the combination therapy had greater tumor growth inhibition (as depicted below). However, when we compared IMM-1-104 to binimetinib monotherapy, we observed that IMM-1-104 had greater tumor growth inhibition (as depicted below). In addition to the monotherapy potential for RAS mutant disease, we believe the greater single agent MEK inhibitor activity observed with our deep cyclic inhibition approach demonstrates the potential of IMM-1-104 (and/or IMM-6-415, which has an accelerated cadence of deep cyclic inhibition) in drug-drug combinations with other MAPK pathway inhibitors, such as encorafenib, to treat RAF mutant cancers, such as BRAFV600E/K, among other MAPK pathway mutations.
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
Head-to-Head Comparison of IMM-1-104 +/- sotorasib (AMG-510) Using a MIA PaCa-2 Xenograft Tumor Model: Tumor Volume
In an in vivo study based on humanized 3D tumor model data, we evaluated IMM-1-104 monotherapy as compared to binimetinib for 21 days in the NRASQ61R mutant tumor model (i.e., SK-MEL-2). We observed mid-cycle tumor regressions in mice treated with IMM-1-104, which demonstrated activity and durability of IMM-1-104 against an NRASQ61R mutant melanoma cancer model (as depicted below).
Head-to-Head Comparison of IMM-1-104 Against Binimetinib Using a SK-MEL-2 Xenograft Tumor Model: Tumor Volume

In a study described in our June 2022 ASCO abstract, we utilized a Capan-2 PDAC xenograft animal model to evaluate single agent activity of IMM-1-104 (100, 150 mg/kg BID p.o.) vs. sotorasib and adagrasib (30 and 100 mg/kg QD p.o. each) for 21 days treatment after tumors had reached volumes of 150 to 200 mm3. A head-to-head comparison in vivo demonstrated no Tumor Growth Inhibition (TGI) by sotorasib or adagrasib in KRAS-G12V mutant Capan-2 PDAC tumors as expected, while IMM-1-104 prompted TGIs up to 84% at 150 mg/kg BID po (as depicted below).
Head-to-Head Comparison of IMM-1-104 vs. Sotorasib and Adagrasib in a KRAS-G12V Pancreatic Tumor Model
Preclinical Studies: 3D Tumor Growth Models
3D tumor growth models mimic the tumor microenvironment ("TME") more closely than 2D culture models, and we believe humanized 3D models more accurately reflect human tumor biology and complexity when translating pharmacological data of MAPK pathway inhibition in vivo. We have established and evaluated over 130 humanized 3D tumor models, a majority of which display activating mutations in the RAS isoforms, amongst other altered MAPK pathway targets, including BRAF, CRAF, NF1 and ERK, to evaluate their sensitivities to IMM-1-104. In general, we observed that tumor models with KRAS or NRAS mutations and certain molecular profiles were sensitive to IMM-1-104, including tumor models displaying BRAF mutations. For example, IMM-1-104 IC50 dose-response values in 3D assays as low as 23.7 nM were observed in tumor models that expressed NRAS mutants such as Q61L, Q61R, G12D, Q61K, among others. Similarly, KRAS mutant tumor models were sensitive to IMM-1-104 treatment, with IC50 dose responses as low as 66.7 nM when displaying mutations including Q61H, G12C, G12V, G13D, G12D, G12R, among others. Certain tumor models with BRAF mutations were also found to be sensitive to IMM-1-104 with IC50 dose responses in 3D assays as low as 54.2 nM for V600E (class 1) and G464E (class 2) mutations. A clear driver mutation in RAS or RAF was generally predictive of IMM-1-104 response, but a smaller number of RAS or RAF mutant models displaying certain oncogenic mutation profiles were found to be insensitive to IMM-1-104 and displayed IC50 dose response values of over 10,000 nM.
We observed that IMM-1-104 broadly displays universal-RAS activity with additional responses in MAPK pathway addicted tumors. Also, our 3D tumor modeling data suggested that certain MAPK-dependent lesions in KRAS mutant pancreatic cancer and NRAS mutant melanoma may be particularly sensitive to single agent IMM-1-104, followed by KRAS mutant lung and colon cancers.
To further examine the translational opportunity in KRAS mutant pancreatic cancer, NRAS mutant melanoma, KRAS mutant non-small cell lung cancer and KRAS mutant colorectal cancer, we evaluated several of these cancer mutations utilizing real-world data through a pan-cancer registry, the Genomics Evidence Neoplasia Information Exchange ("GENIE") (Cohort v13.0-public: The AACR Project GENIE Consortium. AACR Project GENIE: Powering Precision Medicine Through An International Consortium, Cancer Discov. 2017 Aug;7(8):818-831). For 122 of the 3D-TGA cell lines where in-house WES data were also available, the upper plateau-to-1 uM difference was used to delineate response from non-response, and thus train a logistic regression model with 10-fold cross validation. There were 28 features used, one comprised of a consolidated MAPK mutations status (mutations in K/H/NRAS, GNAQ/11, and BRAF class I/II), and 27 other genes representing key pathways. With an AUC of 0.84 on the training cohort and 0.72 on test cohort, the model was then applied to GENIE cohorts (Figures below) where all features were included on the testing panel. For each indication of interest, a kernel density plot of the probability of predicted response for the entire cohort (projected onto the negative y-axis), and the MAPK(+) subset (positive y-axis) shows enrichment for higher probability of response with restriction to MAPK alteration status.
Much of the genomic data in GENIE comes from primary tumor samples of newly diagnosed patients, and so we believe the GENIE dataset may best approximate the first line setting. We found the overwhelming majority of pancreatic cancers associated with KRAS mutations (i.e., 93%) and melanoma associated with NRAS mutations (i.e., 78%) had primary tumors that harbor a biomarker profile that may be sensitive to IMM-1-104 (as depicted below) in this model of the first line setting. By the same analysis, KRAS mutant non-small cell lung cancer primary tumors (i.e., 66%) are favorable, but KRAS mutant colorectal cancer primary tumors (i.e., 22%) may benefit from further biomarker stratification.
The plots below were presented in April 2023 at the AACR Annual Meeting in Orlando, FL (Nair, et al.)
Translational Profiling for KRAS Mutant Pancreatic Cancer, NRAS Mutant Melanoma, KRAS Mutant Non-Small Cell Lung Cancer and KRAS Mutant Colorectal Cancer Utilizing a Pan-Cancer Registry, GENIE

In October 2023, we presented updated 3D-TGA data from 193 models, as shown below.
Clinical Development Overview: IMM-1-104
In September 2022 the FDA cleared our IND for IMM-1-104, and in November 2022, we commenced dosing in a first-in-human, Phase 1/2a clinical trial of IMM-1-104.
The Phase 1/2a clinical trial is an open-label study designed to evaluate the safety, tolerability, clinical pharmacology, and preliminary efficacy of IMM-1-104 once daily, in participants with advanced RAS mutant solid tumors.

The Phase 1 (dose exploration) trial consists of both dose escalation and dose exploration portions, and may enroll approximately 45 patients (excluding a food effect study) across clinical sites within the United States.
•Dose Escalation follows a Bayesian (mTPI-2) statistical design. This streamlined design is designed to allow for the most efficient approach to optimize dose escalation.
•Dose Exploration will further evaluate and refine selected dose-level candidates for recommended phase 2 dose, or RP2D, in accordance with guidance provided by FDA under its Project Optimus initiative.
In April 2023, we announced initial PK, PD, and safety data from the Phase 1 portion of the Phase 1/2a clinical trial of IMM-1-104. As of April 10, 2023, we had PK, PD and safety data from four patients with pancreatic or colorectal cancer available for evaluation. Of these patients, we dosed one patient at 40 mg once daily oral dose, or the first dose level, one patient at 80 mg once daily oral dose, or the second dose level, and two patients at 160 mg once daily oral dose, or the third dose level. At the third dose level, we observed significant PK Cmax levels, which is the plasma concentration of therapy in a specific area of the body, with IMM-1-104 of over 2,000 ng/mL or approximately 1 uM drug free-fraction. In addition, we observed greater than 90% PD inhibition of phosphorylated extracellular signal-regulated kinase (pERK) with IMM-1-104 compared to pretreatment baseline for patients at the third dose level. A median plasma half-life of 1.94 hours was observed with IMM-1-104 across the first three dose levels evaluated in patients with pancreatic and colorectal cancer with different RAS mutations, including KRAS-G12D, the most common mutation present in pancreatic cancer. IMM-1-104 was well tolerated in these four patients, as well as one patient dosed at 320 mg once daily oral dose, or the fourth dose level, with no dose limiting toxicities or serious adverse events observed and no drug-related adverse events beyond Grade 1 observed.
In June 2023, we announced the completion of the dose-escalation portion of the Phase 1/2a clinical trial of IMM-1-104. The trial’s Safety Review Committee (SRC) completed its evaluation and observed that doses up to and including 320 mg once daily were tolerable with no dose limiting toxicities observed. We subsequently commenced enrollment in the Phase 1 dose exploration portion of the trial, designed in part to evaluate two dosing cohorts at an oral dose of 240mg or 320 mg once daily.
In October 2023, we announced additional preclinical data that further support the potential of IMM-1-104 both as a single agent and in combination regimens with other therapeutic agents across multiple MAPK-driven tumor types, including those with RAS or RAF mutations. We believe these findings support the potential therapeutic use of cytotoxic agents and RAF inhibitors in combination with our product candidates, and build on our previously disclosed data supporting combinations with KRAS-G12C inhibitors and immuno-oncology agents.
In November 2023, we announced an expanded clinical development plan for the Phase 1/2a clinical trial of IMM-1-104, including with respect to an additional: two Phase 1b/2a combination therapy arms (intended to enroll approximately 60 total patients with PDAC in a first-line setting), and three Phase 2a monotherapy expansion arms (intended to enroll approximately 90 total patients with PDAC, RAS-mutant melanoma, or RAS-mutant non-small cell lung cancer).

In February 2024, we announced that the FDA granted Fast Track designation for IMM-1-104 for the treatment of patients with PDAC who have failed one line of treatment.
We expect to provide topline data from the Phase 1 portion of the IMM-1-104 Phase 1/2a clinical trial in March 2024. We also expect to dose the first patient in the Phase 2a portion of the trial in March 2024 and to announce initial data from multiple arms of the Phase 2a portion of the trial in 2024.
Overview of Our Universal-RAS/RAF Program: IMM-6-415
Our second program, which we refer to as our Universal-RAS/RAF program, is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway, designed with unique drug-like properties including a shorter plasma half-life for an accelerated pharmacokinetic cadence dosed twice-daily in humans. Our product candidate for this program is designated as IMM-6-415. IMM-6-415 is designed to target MEK in a way that disrupts the MAPK pathway at ERK through reduction of MEK activation. We designed IMM-6-415 to have a unique PK and PD profile that may be optimized for distinct solid tumors, potentially including a broad range of MAPK-driven tumors as a monotherapy, as well as for a variety of combination therapy approaches.
In November 2022, in a scientific poster presented at the Society for Immunotherapy of Cancer Annual Meeting, we presented preclinical data demonstrating that IMM-6-415 inhibited the growth of RAF and RAS mutant tumors as a monotherapy across multiple human and murine solid tumor models and could be administered in combination with select immune modulators (e.g., checkpoint inhibitors) for the treatment of certain solid tumors, which are often poorly immunologically accessible.
In October 2023, we presented preclinical data at the AACR-NCI-EORTC Conference in which IMM-6-415 in combination with encorafenib demonstrated better tumor growth inhibition and improved durability when compared head-to-head with binimetinib plus encorafenib in animal models of RAF mutant melanoma and colorectal cancer, and IMM-6-415 as a single agent demonstrated high sensitivity in a wide range of MAPK-driven tumor types, including models of RAS or RAF mutant disease.
In December 2023, the FDA cleared our IND application for IMM-6-415 and we began the process of enrolling patients in a Phase 1/2a clinical trial of IMM-6-415 for the treatment of patients with advanced solid tumors harboring RAF or RAS mutations.
We expect to dose the first patient in the Phase 1 portion of the IMM-6-415 Phase 1/2a clinical trial in March 2024.

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
Head-to-Head Comparison of IMM-6-415 against Two FDA-Approved MEK Inhibitors Using a Panel of Nine Melanoma Tumor Models: Observed Activity in RAS and RAF Mutant Tumors and Prevented Downstream Activation of ERK (↓ pERK) and Inhibited Activation of MEK (↓ pMEK)
Key Mutations & 3D-TGA Response
[Melanoma Tumor Models]

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
In our early MTD studies, we observed that oral administration of IMM-6-415 twice a day of up to 175 to 180 mg/kg/dose was well-tolerated in mice (middle and right panels in figure above). In other preclinical studies, we observed that the maximum therapeutic effect of IMM-6-415 was reached when administered orally twice a day between 150 and 180 mg/kg/dose. These dosing studies provided the basis of IMM-6-415’s dosing schedule in subsequent preclinical studies (as depicted in figures below).
Preclinical Studies: Tumor Regression and Body Weight Loss Data
We evaluated IMM-6-415 against vehicle and historic responses from IMM-1-104 in an aggressive murine colorectal tumor model (i.e., Colon-26), which expresses mutant KRASG12D. We observed that IMM-6-415 demonstrated robust tumor growth inhibition at top effective doses of 150 and 175 mg/kg BID p.o., with multiple mice experiencing tumor regression during the first 7 days of dosing (as depicted below), with good tolerability, and evidenced limited (-8.61% to +3.34% vs. vehicle group) changes in median BWL at doses in the range of 25 to 175 mg/kg BID p.o. While IMM-6-415 displayed a plasma half-life in mice of only a 0.3 to 0.4 hours (0.5 to 0.7 in non-human primates), IMM-6-415 led to comparable tumor growth inhibition of that observed with IMM-1-104, a molecule that has been observed to have a 1.3 hour half-life in mice (i.e., 3 to 4 times longer than IMM-6-415 in the same species), which was previously observed to be superior in a head-to-head comparison against binimetinib and selumetinib in the same model (as described previously).
Evaluation of IMM-6-415 as Compared to Vehicle Using a Colon 26 Syngeneic Rodent Tumor Model: Tumor Volume
Colon 26 (KRASG12D) syngeneic colorectal tumor model in immune competent BALB/c mice. Tumor Growth Inhibition (TGI) % = [1 – (Ti – T0)/(Ci – C0)]x100%; Maximum Antitumor Effective Dose Range for IMM-6-415 in mice is 150 mg/kg to 175-180 mg/kg BID p.o.
We evaluated IMM-6-415 against vehicle treatment as well as historic IMM-1-104 responses in the KRASG12S human NSCLC xenograft tumor model (i.e., A549). When comparing IMM-6-415 to previous studies with IMM-1-104 (shown previously), we observed similar and sustained tumor growth inhibition with IMM-6-415 treatment at top effective doses of 150 to 175 mg/kg BID p.o. (as depicted below), and an IMM-6-415 dose range of 60 to 180 mg/kg BID p.o. was well-tolerated with each group gaining 4.77% to 10.75% body weight (similar to vehicle) over the 21 day study. Unlike IMM-1-104, which is initially being developed using a once-daily administration, we project a shorter human plasma half-life for IMM-6-415. We believe that this would enable twice per day (BID) dosing schedules while still achieving deep, cyclic inhibition for IMM-6-415.
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
We also evaluated IMM-6-415 alone and in combination with encorafenib head-to-head against binimetinib and encorafenib monotherapy and the combination of binimetinib with encorafenib in a BRAFV600E human melanoma xenograft model. It should be noted that the administered combination of binimetinib and encorafenib for BRAF mutant melanoma, such as BRAFV600E/K, is an FDA-approved combination. As expected, when comparing IMM-6-415 alone to binimetinib in combination with encorafenib, we observed that the combination therapy had greater tumor growth inhibition (as depicted below). However, when we compared IMM-6-415 to binimetinib monotherapy, we observed that IMM-6-415 had greater tumor growth inhibition (as depicted below). When we compared the MEKi plus BRAFi combinations of IMM-6-415 plus encorafenib head-to-head versus binimetinib plus encorafenib, the deep cyclic inhibition approach of MEKi with IMM-6-415 combinations proved superior to the binimetinib-containing combinations (as depicted below).
Head-to-Head Comparison of IMM-6-415 +/- Encorafenib Against Binimetinib +/- Encorafenib Using a A375 Xenograft Tumor Model: Tumor Volume
Translational Preclinical Studies: Humanized 3D Tumor Assays
IMM-6-415 has been evaluated for response/non-response profiles in over 60 humanized 3D tumor models that display a wide range of mutations in the MAPK and other pathways. These include and are enriched for activation mutations in KRAS, NRAS, HRAS and BRAF. Given the increased cadence of IMM-6-415 BID (versus QD for IMM-1-104) as projected for the clinic, we believe that IMM-6-415 has the potential to afford differentiated treatment options for certain cancer patients with RAS or RAF mutant disease as monotherapy and in potential future drug-drug combinations. Deep, cyclic MEK inhibition can potentially help optimize antitumor immune responses, prevent adaptive resistance to enhance durability and reshape signaling dynamics that focus drug activity against the tumor compartment.
Clinical Development Overview: IMM-6-415
In December 2023, the FDA cleared our IND application for IMM-6-415 and we began the process of enrolling patients in a Phase 1/2a clinical trial of IMM-6-415 for the treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes exploring IMM-6-415 in multiple dose expansion arms at the candidate RP2D.
Trifecta-MEK Program
We are developing novel product candidates that are designed to uniquely engage MEK and inhibit the upstream activation events of MEK and the downstream activation events of ERK in MEK itself, for the treatment of solid tumors. We believe the inhibition of upstream and downstream activation events of MEK and ERK bypass MAPK pathway reactivation events (i.e., contributing to drug resistance). Our investigational Trifecta-MEK program inhibitors are designed to be differentiated from IMM-1-104 and IMM-6-415 due to their potential mechanism of target engagement, novel potential to allosterically inhibit MEK, along with a unique PK design approach. The potential dosing intervals, potency and mechanisms of target engagement of our investigational Trifecta-MEK program inhibitors may broaden the application of these inhibitors to be administered as monotherapy to provide a treatment for cancer cachexia and other potential muscle wasting disorders.

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
Head-to-Head Comparison of One of Our Investigational Trifecta-MEK Program Inhibitors Against Encorafenib and Binimetinib Using A549 and A375 Xenograft Tumor Models
A549 Tumor Model: KRASG12S mutant NSCLC

Compound	pERK: tERK 100 nM A549 % of control, 4h	pMEK: tMEK 100 nM A549 % of control, 4h	Notes
0.1% DMSO	1.000	1.000	Vehicle Control
Encorafenib	2.693	3.431	Paradoxical MAPK Activation
Binimetinib	0.173	4.031	CRAF-bypass Evident
Trifecta-MEK*	0.011	0.345	pERK and pMEK control
A375 Tumor Model: BRAFV600E mutant Melanoma

Compound	pERK: tERK 100 nM A375 % of control, 4h	pMEK: tMEK 100 nM A375 % of control, 4h	Notes
0.1% DMSO	1.000	1.000	Vehicle Control
Encorafenib	0.023	0.039	Prevents pMEK (BRAF inhibitor)
Binimetinib	0.057	1.094	BRAF activity stable (pMEK)
Trifecta-MEK*	0.002	0.095	pERK and pMEK control
•Binimetinib and encorafenib were commercially purchased.
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

Our Platform
Consistent with our approach of weaving bioinformatics and computational biology into every stage of the drug development process, we have developed a proprietary disease-agnostic platform that allows us to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. We are developing novel product candidates that aim to optimize both safety and efficacy for diseases with high unmet medical needs and suboptimal treatment options. Key elements of our platform include:
•Insights from Human Data. Compare distinct groups of individuals who differ in a certain aspect of disease or response to a particular therapy, or identify new patient subsets.
•Novel Biology. Identify potential novel targets and new ways to drug existing targets using DCT and/or our insights into mechanisms of response.
•Novel Chemistry. Identify small molecules that selectively bind to a target of interest using our proprietary Fluency technology, and/or engineer PK to achieve optimal signaling dynamics.
•Proprietary Translational Planning. Use proprietary, humanized 3D preclinical models and bioinformatics to prioritize indications and identify sensitive subpopulations.
•Proprietary Clinical Data Analysis. We have developed proprietary software and methods to view, analyze, and interpret clinical data to inform decision-making, enhance translational studies, and inform future analyses.
Underlying each of these elements is our rigorous quality control and ability to analyze complex biological datasets. We are one of the few biopharmaceutical companies that has been involved in defining best practices for robustly analyzing bioinformatics data, as evidenced by co-authorship on journal articles together with regulators as well as writing invited reviews to educate the scientific community on this topic. This attention to rigorous quality control pervades all of our analyses, and we believe this enables us to extract meaningful information from a variety of databases of human data, including GENIE and The Cancer Genome Atlas Program ("TCGA").
Our platform is not limited to a single aspect or pathology; rather, it is disease-agnostic, which we believe enables us to identify, develop and evaluate product candidates across multiple disease areas simultaneously, with our current focus in oncology. While we currently have an emphasis on transcriptomic data, our platform is not limited to a single data type and thus we believe it will be able to evolve as new datasets emerge. Our platform enabled the initiation, discovery and development of our lead product candidates, IMM-1-104 and IMM-6-415, and has led us to identify additional product candidates with novel compositions of matter by leveraging our platform and drug discovery process. Moreover, our platform has previously been applied extensively in successful partnerships with large pharmaceutical and biotechnology companies, and through our internal drug discovery and development.
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
DCT is able to rapidly compare disease state signatures against vast numbers of target signatures. DCT ranks signatures resulting from the modulation of specific targets by the extent to which they oppose disease signatures (as depicted below). Unlike some algorithms or artificial intelligence ("AI") approaches, the results originating from DCT are designed to be interpretable from a computational and biological perspective. This platform uses gene expression from patient datasets and does not rely on literature. Together with the target, DCT provides a specific list of testable genes associated with the target of interest, relevant drug concentrations and temporal dynamic information driving the result. Thus, we believe DCT can identify new targets and readily detect dynamic relevant biology relating to modulating a target in a better way.
A summary workflow for DCT’s novel target identification can be described as follows:
•Carefully curated and quality-controlled human transcriptomic data representing a specific aspect of disease, or Input 1, is input and vectorized for processing (as depicted below).
•A carefully curated and quality-controlled library of gene expression signals associated with perturbing specific targets at specific time points and concentrations, or Input 2, is input and vectorized for processing (as depicted below). This library can potentially include clustered regularly interspaced short palindromic repeats ("CRISPR"), RNA interference, tool compounds, screening library compounds and existing drugs.
•The strength of disease signal cancellation is measured between Input 1 and every target signature in Input 2.
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
Fluency Accelerates Our Drug Discovery
To illustrate both the ease of use, as well as the power of Fluency to identify promising drug candidates, we constructed a test screen of Tukysa® (tucatinib), a recently FDA-approved drug for the treatment of advanced breast cancer in combination with trastuzumab and capecitabine. Tukysa® is a tyrosine kinase inhibitor of human epidermal growth factor receptor 2 ("HER2" or "ERBB2"). We created a test compound library by placing Tukysa® in a diverse chemical library of 17.8 million drug-like molecules and evaluated whether or not Fluency could identify it as a promising drug candidate against ERBB2 (depicted in the first panel below). The binding models within Fluency were trained against millions of carefully quality controlled, publicly available binding affinity measurements for compounds against thousands of proteins. However, because Fluency did not see Tukysa® or other molecules highly similar to Tukysa® during training, it did not know whether or not it was a promising candidate before the test screen was run. In our test screens, we input the protein of interest into Fluency, then select a library to screen, and optionally enter the region of interest within the protein (depicted in the second panel below). In the test screen for Tukysa®, we screened the test library against all amino acids within ERBB2.
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
3D-TGA Background and Utility
Although two-dimensional ("2D") tissue culture has dominated cell-based preclinical oncology research for over 70 years, successful translation and regulatory approval of new oncology drugs are amongst the lowest of all therapeutic areas. Innovations in cell-based platform technologies, such as matrix-based humanized 3D Tumor Growth Assay ("3D-TGA") tumor models, offer the promise to enrich preclinical drug discovery and improve overall clinical translational success. Our company and leadership have a strong history in research and translation of drug response using patient-derived tumor models (e.g., patient-derived xenografts and 3D ex vivo models) and translational bioinformatics using public and internal patient data. Our team has built on previous ex vivo tumor modeling experience and patient-alignment model selection approaches to identify models that better reflect molecular profiles of target patient populations. We believe this effort will help improve translational success of our pipeline and help ensure that established 3D-TGA models perform well as a core platform for innovative oncology drug R&D. By leveraging over two decades of humanized modeling expertise, our translational and discovery teams have built, characterized, and interrogated a large set of 3D-TGA tumor models from commonly used human tumor cell lines (i.e., currently at over 130 tumor models). The cohort of 3D-TGA tumor models span at least 12 major tumor types, including: breast, colorectal, lung, pancreas, melanoma, ovary, liver, stomach, prostate, neuroblastoma, rhabdomyosarcoma, and thyroid. Over time, additional 3D-TGA models may be developed to add new indications or expand existing indications to better test emerging discovery or translational hypotheses. A large, proprietary 3D-TGA collection ensures that new drug candidates, identified as active in one cohort, could be quickly tested for broader tumor activity in additional tumor types. The established collection of 3D-TGA tumor models can also be used to perform novel drug screens and develop novel chemical entities (NCE’s) that demonstrate drug activity.
Prioritize Indications and Identify Sensitive Subpopulations
We are able to leverage bioinformatics to analyze genomic data from large patient databases of primary tumor data to identify specific indications where first line patients are likely to have characteristics that align with our more reflective humanized models and identify biological mechanisms and biomarkers that enable us to identify subpopulations that are more likely to be sensitive based on their similarity to our translational approaches.
Analyze Clinical Data
We have developed proprietary software that we believe enables us to view, analyze, and interpret clinical data in new and more robust ways.
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
Our Platform and Our Early-Stage Oncology Pipeline
We utilize Fluency, the novel chemistry element of our platform, to rapidly identify small molecule hits for a targeted region of a protein for many of the earlier stage programs in our oncology pipeline. For example, Fluency is being utilized to accelerate the advancement of our RAS modulator programs. In addition, these earlier stage programs also utilize our platform’s ability to generate novel biology by characterizing mechanisms of response to address these targets in new ways. In the case of our RAS modulators, this includes targeting the process of RAS dimerization. Finally, we are also leveraging novel chemistry in the form of PK changes with the goal of achieving optimal signaling dynamics and deep cyclic inhibition to maximize therapeutic activity in broad populations while improving tolerability. We plan to evaluate each of our programs in humanized 3D models and leverage bioinformatics to prioritize indications and identify sensitive patient subgroups.
Commercialization Plan
We intend to retain significant development and commercialization rights to our product candidates in major markets and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially in select regions with a partner. We currently have no sales, marketing or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, in connection with the advancement of our product candidates. Clinical data, addressable patient population, commercial infrastructure and manufacturing needs, and the status of our pipeline, may, without limitation, all influence or alter our development and commercialization plans.
Competition
The pharmaceutical and biotechnology industries are characterized by rapid advancement of novel technologies, significant competition and a strong defense of intellectual property rights. While we believe that our proprietary platform and scientific expertise provides us with competitive advantages, we face competition from multiple sources, including larger and better-funded pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and, if approved, commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key factors that would affect our ability to effectively compete with other therapeutics include, without limitation: safety, efficacy, ease of administration, pricing, brand recognition and availability of reimbursement and coverage by third party payors.

Our Oncology Programs
The current FDA-approved treatment options that target MAPK pathway cancers are either MEK inhibitors limited by their high rates of serious drug-related adverse events that result in drug intolerability and drug resistance through MAPK-feedback loops, or KRAS inhibitors limited to patients with specific KRAS mutations. We expect that our oncology programs targeting the MAPK pathway may compete with current FDA-approved therapies or clinical programs targeting RAS or RAF mutant tumors that are being advanced by certain pharmaceutical and biotechnology companies.
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
As of February 15, 2024, we have: one issued U.S. patent; four pending U.S. patent applications; 21 pending patent applications outside the U.S.; twelve U.S. provisional applications; and two Patent Cooperation Treaty ("PCT") applications that have not entered national stage. These patents and patent applications relate to various subject matter, including: our Universal-RAS product candidate IMM-1-104, our Universal-RAS/RAF candidate IMM-6-415, our DCT, and Fluency. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable, our owned issued U.S. patent and any patents that may issue from our owned pending U.S. patent applications are expected to expire between February 2039 and November 2043; any patents that may issue from our owned pending foreign patent applications are expected to expire in January 2041.
With respect to IMM-1-104, as of February 15, 2024, we have one pending U.S. patent application and 21 pending patent applications outside the U.S. This U.S. patent application, and these pending patent applications outside the U.S., include pending claims directed to compounds, pharmaceutical compositions, and methods of use. Any patent that may issue, based upon these pending applications related to IMM-1-104, is expected to expire in January 2041, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to IMM-6-415, as of February 15, 2024, we have two pending PCT applications. Any patent that may issue based upon the pending PCT applications is expected to expire in January 2043 or November 2043, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to our DCT, as of February 15, 2024, we have one issued U.S. patent and one pending U.S. patent application. The issued claims of this U.S. patent and the pending claims of this U.S. patent application are directed to methods (processes) and systems. Our issued U.S. patent related to our DCT and any patent that may issue from our pending patent application related to our DCT are expected to expire in April 2039, excluding any possible patent term extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to Fluency, as of February 15, 2024, we have two pending U.S. patent applications. The pending claims of these U.S. patent applications are directed to methods (processes) and systems. Any patent that may issue from our pending patent application related to Fluency is expected to expire in February 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office ("USPTO") in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications that we have filed or may file in the future will result in issued patents, and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future product candidates or (if approved) products, will provide us with any competitive advantage, and will not be challenged, invalidated, or circumvented.

In the United States, the patent term of a patent that claims an FDA-approved drug or biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time that the drug or biologic is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug or biologic may be extended. Similar provisions are available in the EU and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic. In the future, if product candidates that we may develop receive FDA approval, we expect to apply for patent term extensions where applicable on patents covering those drugs. We plan to seek patent term extensions to any of our future issued patents in any jurisdiction where these are available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether these extensions should be granted, and if granted, the length of these extensions.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Our ability to stop third parties from making, using or commercializing any of our patented inventions will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to our intellectual property, we cannot provide any assurance that any of our current or future patent applications will result in the issuance of patents in any particular jurisdiction, or that any of our current or future issued patents will effectively protect any of our product candidates, products (if approved) or technology from infringement or prevent others from commercializing infringing products or technology.
In addition to our reliance on patent protection for our inventions, product candidates, products (if approved), and technologies, we also seek to protect our brand through the procurement of trademark rights. As of February 15, 2024, we own certain trademark registrations and pending applications for trademark registration for the marks DEEP CYCLIC INHIBITION, FLUENCY, DISEASE CANCELLING and IMMUNEERING in the United States. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We have determined that certain technologies, including some of our software, are better protected as trade secrets. To mitigate the possibility of trade secret misappropriation, we typically enter into non-disclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also typically enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they have developed while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls that are subject to periodic review. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
Government Regulation
Among others, the FDA, U.S. Department of Health and Human Services Office of Inspector General, the Centers for Medicare and Medicaid Services and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the preclinical and clinical development, manufacture, marketing and distribution of potential drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, record keeping, approval, sales, commercialization, marketing, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. Any product candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union ("EU") are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Development Process
In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (the "FDCA"), and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•submission to the FDA of an IND which must become effective before human clinical trials may begin;
•approval by an independent institutional review board ("IRB") or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice ("GCP") requirements to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of a NDA after completion of all pivotal trials;
•payment of user fees associated with an NDA;
•a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice ("cGMP") requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs;
•potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
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
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which (depending on its charter) may provide authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting, under certain timelines, of ongoing clinical studies and clinical study results to public registries, specifically the clinicaltrials.gov website managed by the National Institutes of Health ("NIH").
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the initial safety, dosage tolerance, absorption, metabolism and distribution of the investigational product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some product candidates for severe or life-threatening diseases, such as cancer, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, dose tolerance and dosing schedule and to identify possible adverse side effects and safety risks.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product candidate and to provide an adequate basis for regulatory approval.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval (if any). These trials are used to gain additional experience from the treatment of patients in the approved indication. In certain instances, such as with accelerated approval drugs, the FDA may mandate the performance of Phase 4 trials as a condition of approval of an NDA.
A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA has promulgated regulations governing the acceptance of foreign clinical trials not conducted under an IND, establishing that such trials will be accepted as support for an IND or application for marketing approval if conducted in accordance with GCP, including review and approval by an independent ethics committee ("IEC") and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the trial through an on-site inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the trials must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an on-site inspection or other appropriate means, if the FDA deems such an inspection to be necessary.
During the development of a new potential drug, sponsors are given opportunities to meet with the FDA at certain points. These points are generally prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor to obtain the FDA’s feedback on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.
Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final potential drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
While the IND is active and before product candidate approval (if any), progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
U.S. Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product candidate. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product candidate to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for product candidates designated as orphan drugs, unless the product application also includes a non-orphan indication.
The FDA reviews an NDA to determine, among other things, whether a product candidate is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product candidate’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (the "PDUFA") guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
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
If regulatory approval of a product candidate is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy ("REMS") to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
The Pediatric Research Equity Act (the "PREA") requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin.
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
Expedited Development and Review Programs
The FDA has a number of programs intended to expedite the development and/or review of product candidates that meet certain criteria. Sponsors may request that the FDA allow the use of one or more of these programs. For example, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development, and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
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
In addition, a product candidate may be eligible for accelerated approval. Drug product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. The FDA may withdraw accelerated approval if, among other things, the confirmatory study fails to verify clinical benefit; the applicant fails to perform required confirmatory studies with due diligence; postmarketing use demonstrates that postmarketing restrictions are inadequate to assure safe use; the applicant fails to adhere to agreed-upon postmarketing restrictions; promotional materials are false or misleading; or other evidence demonstrates that the product is not shown to be safe or effective under its conditions of use. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product candidate.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;

•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
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
Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application ("ANDA") or an NDA submitted under Section 505(b)(2), or (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
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
Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain price reporting metrics to the government, such as Medicaid Average Manufacturer Price ("AMP") and Best Price, Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal Average Manufacturer Price reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. Compliance with such laws and regulations will require significant resources and may have a material adverse effect on our revenues.
Healthcare Reform
In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:
•increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•required collection of rebates for drugs paid by Medicaid managed care organizations;
•expanded beneficiary eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expanded the types of entities eligible for the 340B Drug Pricing Program;
•required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” and biologic agents apportioned among these entities according to their market share in certain federal government programs;
•established the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
•created the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional action is taken by Congress. In addition, the American Rescue Plan, effective January 1, 2024, eliminates the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (the "MDRP"), which is currently capped at 100% of the AMP for a covered outpatient drug.
Moreover, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

Human Capital
As of December 31, 2023 we had 68 full-time employees, 52 of whom are dedicated to research and development. 21 of our employees hold doctorate degrees (i.e., Ph.D. or M.D.). None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Where you can find more information
We are subject to the information requirements of the Securities Exchange Act of 1934, as amended. The United States Securities and Exchange Commission (the "SEC") maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically, such as ourselves, with the SEC at http://www.sec.gov.
Item 1A. Risk Factors
Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. In these circumstances, the market price of our Class A common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.
Risks Related to Our Financial Condition and Capital Requirements
We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2a clinical trials of IMM-1-104 and IMM-6-415 for the treatment of advanced solid tumors in patients harboring RAS or RAS/RAF mutant tumors, respectively. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $53.5 million and $50.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $163.3 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting ongoing Phase 1/2a clinical trials for each of our product candidates, IMM-1-104 and IMM-6-415, for the treatment of advanced solid tumors in patients harboring RAS or RAS/RAF mutant tumors, respectively. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•advance the development of our current and future product candidates, including IMM-1-104 and IMM-6-415, through preclinical and clinical development, and, if approved by the FDA or other comparable foreign regulatory authorities, commercialization;
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

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we may obtain regulatory approval, achieving market acceptance of any such approved products and receiving reimbursements in amounts above our costs. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product candidate development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or other regulatory authorities to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our ongoing preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct preclinical studies and clinical trials, and seek marketing approval for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to continue to incur the costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations in the future.
As of December 31, 2023, we had approximately $85.7 million in cash, cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into the second half of 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timeline, cost and results of our clinical trials for our product candidates;
•the initiation, progress, timeline, cost and results of additional research and/or preclinical studies related to pipeline development and other research programs we initiate in the future;
•the cost and timing of manufacturing activities as we advance our product candidates through preclinical and clinical development, and possible commercialization;
•the potential expansion of our current development programs to seek new indications;
•the potential negative impact of widespread adverse economic or health events (including due to military conflict or pandemics) on our business;

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
•the cost and timing of completion of commercial-scale manufacturing activities, if any;
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
We may seek additional capital through a variety of means, including through public or private equity offerings made pursuant to the Sales Agreement or otherwise, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, for example, as we did in April 2023, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition to dilution, such financings may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions (including operating restrictions) that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our ability to use our net operating losses and other tax attributes may be limited.
As of December 31, 2023, we had approximately $75.7 million of federal and $42.1 million of state net operating loss carryforwards ("NOLs"), available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.
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
Applications for our product candidates could fail to receive, or be delayed in receiving, regulatory approval for many reasons, including the following:
•the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials, including without limitation with respect to the appropriate or proper escalation of dosing in patients or the use of our product candidates as potential combination therapies;
•the FDA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and/or not effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
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
In addition, even if we obtain approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a REMS. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.
We are a clinical-stage oncology company, and we may not be able to submit additional INDs or IND amendments or comparable documents in foreign jurisdictions to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We may not be able to submit additional INDs, IND amendments or comparable documents for IMM-1-104 or IMM-6-415, for which INDs were previously submitted, or for our other potential product candidates on the timelines we expect. We may also experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
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
We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design, implementation or results of our clinical trials, including without limitation with respect to the appropriate or proper escalation of dosing in patients or the use of our product candidates as potential combination therapies;
•obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval from one or more IRBs;
•IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•delays in enrollment due to travel or quarantine policies, or other factors related to current or future pandemics or other events outside our control;
•changes to clinical trial protocol;
•clinical sites deviating from trial protocol or dropping out of a trial;
•manufacturing sufficient quantities of product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•subjects failing to enroll or remain in our trial at the rate, with the tumor types, and/or at the stage(s) of disease that we expect, or failing to return for post-treatment follow-up;
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
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;

•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory or contractual requirements;
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
In addition, the occurrence of any public health crisis or similar global events, such as a future pandemic and its variants, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede the ability of patients to enroll or continue in clinical trials, or impede testing, monitoring, data collection and analysis or other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations.
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
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements;
•be required to perform additional preclinical studies or clinical trials to support approval or be subject to additional post-marketing testing requirements;
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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with approved or other investigational products, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
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
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, our clinical trials will compete with other clinical trials for product candidates that focusing on the same therapeutic targets (e.g., in the case of IMM-1-104, evaluating patients harboring RAS mutant tumors, and in the case of IMM-6-415, evaluating patients harboring RAS or RAF mutant tumors) as our current and potential future product candidates, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.
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
•availability and efficacy of other developmental or approved drugs for the disease under investigation;
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
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
•delays or difficulties in enrollment and completion of studies due to ongoing and future pandemics, or other widespread adverse health events.
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
The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only begun testing IMM-1-104 in humans and have only generated interim data from the ongoing Phase 1 portion of our Phase 1/2a study of IMM-1-104, and otherwise our data for this product candidate is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety or other adverse events or concerns could negatively affect the development of IMM-1-104 or our other current or future product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.
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
We may seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.
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
Third parties with product candidates or products targeting the MAPK pathway may produce negative preclinical or clinical data which may adversely affect public perception of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.
Certain of our product candidates, including IMM-1-104 and IMM-6-415, are based on the DCI of the MAPK pathway as a model of therapeutic intervention. Our DCI approach may not be viewed as distinct from other existing therapies targeting the MAPK pathway, and negative third party data from preclinical studies and/or clinical trials using other MAPK-targeted therapies could negatively impact the perception of the therapeutic use of such product candidates or products on the whole. This could, among other things, negatively impact our ability to enroll patients in clinical trials. The clinical and commercial success of our product candidates will depend in part on the public’s and clinical community’s acceptance of the use of DCI therapies. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Adverse events in our clinical trials, or those of our competitors or of academic researchers utilizing MAPK-targeted therapies, even if not ultimately similar or attributable to our DCI product candidates, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, increased volatility in our stock price, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products, if approved.
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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trials for our lead product candidates IMM-1-104 and IMM-6-415. Further, we have only disclosed initial interim PK, PD and safety data (in April 2023) for IMM-1-104. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
The success of our current and future product candidates will depend on several factors, including without limitation the following:
•the successful and timely completion of additional preclinical studies;
•the successful initiation, patient enrollment and completion on a timely basis of our ongoing and any future clinical trials that we may initiate, despite any delays including those arising out of ongoing or future pandemics, or other widespread adverse health events;
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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for IMM-1-104, IMM-6-415, or any other product candidate we develop, we may not be able to continue our operations.

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
Our future results of operations are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in preclinical studies and early stage clinical trial development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
The success of the product candidates we have or may develop will depend on many factors, including without limitation the following:
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
•adverse events in the clinical trials; and
•any potential interruptions or delays resulting from factors related to ongoing or future pandemics, or other widespread adverse health events.
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
We have never commercialized a product candidate, and we currently have no sales force, marketing or distribution capabilities. We will have to develop our own sales, marketing and supply organization or outsource some or all of these activities to a third party to commercialize our products. If we decide to license our product candidates to others, we may need to rely on the marketing assistance and guidance of those collaborators.

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization, if at all. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenues from them or be able to reach or sustain profitability.
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates, technologies or processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In addition, our products may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our products.
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
We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical trials, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, even if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.
Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues, and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
Unfavorable global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.
Our business could be adversely affected by global or regional economic, political and / or health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (such as workforce uncertainty), trade disputes between nations, and the current and future conditions in the global financial markets. For example, if sustained high rates of inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease (for example, COVID-19 and its variants), and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility in the capital and credit markets and disrupt our business. Business disruptions could include, among others, disruptions to our research or clinical activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility, and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our clinical trials A severe or prolonged economic downturn, political disruption and / or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which political, economic, health and / or financial market conditions could adversely impact our business.
Ongoing and potential future pandemics could adversely impact our business, including our current and future clinical trials, supply chain and business development activities.
The effects of government actions, our own policies or those of third parties to address ongoing pandemics (such as COVID-19 and its variants) and any future pandemic may negatively impact productivity and slow down or delay our future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. We may also experience delays in receiving approval from regulatory authorities to initiate or conduct our ongoing or planned clinical trials and delays in regulatory review or approval of any NDA or similar foreign filing we may submit following positive results, if any, in a pivotal study for any of our drug candidates. We may also experience operational delays such as delays or difficulties in enrolling patients in our clinical trials; interruption of key clinical trial activities, such as clinical trial site monitoring due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; and changes in local regulations as part of a response to ongoing or future pandemics, which may require us to change the ways in which our clinical trials are conducted and result in unexpected costs, or to discontinue such clinical trials altogether.
While the potential economic impact brought by, and the duration of, ongoing or future pandemics is difficult to assess or predict, there has in the past been (for example, because of COVID-19 and its variants) and could further be a significant disruption of global financial markets due to pandemic, that may reduce our ability to access capital and negatively affect our liquidity and financial position. In addition, the trading prices for our Company and other biopharmaceutical companies have been and likely will continue to be volatile, in part as a result of the pandemic related to COVID-19.
These and other disruptions in our operations and the global economy, due to ongoing or future pandemics or any other widespread public health crisis, could negatively impact our business, results of operations and financial condition.
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
We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We, our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with investigational drug substance produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Further, there is no guarantee that any such CROs, investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves may take to limit the spread of disease from ongoing or future pandemics, including quarantines and shelter-in-place orders. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.
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
If we decide to establish new collaborations in the future, but are not able to establish those collaborations on a timely basis, on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to, among other things, expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
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
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if, for example, the collaborators believe that such competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization (if applicable) as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we may obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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
In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the impact of ongoing or future pandemics, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if and when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.
Our, or a third-party’s, failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and timelines, or to comply with cGMP requirements could adversely affect our business in a number of ways, including without limitation:
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
•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services ("CMS") information regarding payments and other transfers of value to physicians (as defined by statute), certain non-physician providers including physician assistants and nurse practitioners, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually;
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
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians, some of whom have had, have or may have ownership interests in us, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (the "GDPR"), governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (the "EEA"). The GDPR imposes substantial fines for breaches and violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, since January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR.
The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK respectively. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. On July 16, 2020, the Court of Justice of the European Union or the CJEU invalidated the EU-US Privacy Shield Framework ("Privacy Shield") under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could also adversely affect our business, operations and financial condition.
If we or third-party CMOs, CROs or other contractors, consultants or agents fail to comply with applicable federal, state, local or foreign regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any such third party’s ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could also give rise to liability, breaches of data security or reputational damage.
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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-

approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product candidate that we may be able to commercialize and, if reimbursement is available, what the level of reimbursement will be.
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
We may conduct international clinical trials in the future. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. If the FDA or any other comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory authority requirements may subject our company to administrative or judicially imposed sanctions, including without limitation:
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants, pandemics or other widespread adverse health events may lead to further inspectional delays. Regulatory authorities outside the United States have in the past and may in the future adopt similar restrictions or other policy measures in response to such events. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. Further, it is possible that additional governmental action is taken in response to the pandemic related to COVID-19 and its variants, or to the emergence of new pandemics or other widespread adverse health events.
We may be subject to the UK Bribery Act 2010 (the "Bribery Act"), the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.
Our operations, including our research and development, clinical trial, and (if any of our product candidates receives approval) commercial activities, whether conducted in the United States or, in the future, internationally, may be subject to anti-corruption laws, including the Bribery Act, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act and other anti-corruption laws that apply in countries where we currently or may in the future do business. The Bribery Act, the FCPA and these other (or similar) laws generally prohibit us, our employees and our intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper or prohibited payments or anything else of value to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We and our partners may operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We may also be subject to other laws and regulations from time to time governing our international operations, including regulations administered by the governments of the United States, the United Kingdom or elsewhere and authorities in the European Union or elsewhere, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by the United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.
We may be subject to various laws relating to foreign investment and the export of certain technologies, and our failure to comply with these laws or adequately monitor the compliance of our suppliers and others with which we do business with could subject us to substantial fines, penalties and injunctions, the imposition of which on us could have a material adverse effect on the success of our business.

We may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States, and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rule-making to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including without limitation by: restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export of our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threat of monetary fines and other penalties for non-compliance.
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
As of February 15, 2024, we have one issued patent and four pending patent applications in the United States, as well as additional pending patent applications related to our platform and product candidates inside and outside of the United States. We currently do not have any issued patents related to our product candidates. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages and, as such, no patent examiner has yet fully scrutinized the merits of such pending patent applications. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. With respect to our issued patent and patent applications related to our platform technology, we filed those applications only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.
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
It is also possible that we may not identify, or that we may not timely file on identified, patentable aspects of our research and development output before it is too late to obtain patent protection. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the USPTO might require that the term of a patent issuing from a pending patent application to be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license, including those from our licensors, if any, and from third parties. We also may require the cooperation of our potential future licensors in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our potential future licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we may in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.
Even if our current or future patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or potential future in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and any future in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review ("PGR"), and/or inter partes review ("IPR"), or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. There is also no assurance that there is no prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of patent rights, loss of exclusivity or our patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
In 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.
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
As is the case with many other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Further, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. While an inadvertent lapse, including due to the effect of a widespread adverse health event, our patent maintenance vendors or law firms, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications relating to our product candidates, our competitive position would be adversely affected.
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
We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach, in each case which could materially harm our business.

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
Moreover, any name we have proposed to use with a product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
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
Further, there are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform and solutions. Some open source licenses contain express requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development cost, effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
Despite our efforts to monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, there is a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using, or that is distributed with, such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, devote additional research and development resources to re-engineer our platform, seek costly licenses from third parties, pay monetary damages to the owner of the copyright in the relevant open source software or otherwise incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and results of operations. In addition, if the license terms for the open source software we utilize change, we may be forced to re-engineer our platform, incur additional costs to comply with the changed license terms or replace the affected open source software. Although we have implemented policies to regulate the use and incorporation of open source software into our platform and solutions, we cannot be certain that such policies will be effective and that we have not incorporated open source software in our platform and solutions in a manner that is inconsistent with such policies.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example and without limitation:
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
Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we may obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that may receive regulatory approval or any such commercialization may experience delays or limitations. Moreover, even if we do successfully enter such arrangements with third parties, any of those third parties may fail to perform in a satisfactory or timely manner, if at all. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide a wide range of opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize (if approved) our product candidates will be limited and the potential for successfully growing our business will be harmed.
In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2023, we had 68 full-time employees, including 52 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
•identifying, recruiting, integrating, maintaining and motivating additional employees;

•managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory agencies’ review process of IMM-1-104, IMM-6-415, and any other product candidates that we develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and, if approved, commercialize IMM-1-104, IMM-6-415 and any other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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

A variety of risks associated with operating internationally could materially adversely affect our business.
We currently have limited international operations, but our future business strategy incorporates potential international expansion, for example upon the possible addition of international clinical trial sites, potential engagement with a collaborator based internationally, or if any of our product candidates receives regulatory approval. Doing business internationally involves a number of risks, including but not limited to:
• multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
• failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;
• additional potentially relevant third-party patent rights;
• complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property rights;
• difficulties in staffing and managing foreign operations;
• complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
• limits in our ability to penetrate international markets;
• financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations;
• natural disasters, political and economic instability including wars, terrorism and political unrest (for example, the ongoing conflict between Russia and Ukraine, as well as in the Middle East), outbreak of disease (for example, COVID-19 and other pandemics), boycotts, curtailment of trade and other business restrictions;
• certain expenses including, among others, expenses for travel, translation and insurance; and

• regulatory and compliance risks that relate to maintaining accurate information and control over sales (if any) and activities that may fall within the purview of the FCPA, its books and records provisions, its anti-bribery provisions or other anti-bribery and anti-corruption laws.

Any of these factors, among others, could significantly limit or harm our future international expansion and operations and, consequently, our results of operations.

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We have in the past and may in the future acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have limited or in some cases no experience in completing such transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including without limitation:
• disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
• unanticipated liabilities related to acquired companies;
• difficulties integrating acquired personnel, technologies and operations into our existing business;
• diversion of management time and focus from operating our business to acquisition integration challenges;
• increases in our expenses and reductions in our cash available for operations and other uses;
• possible write-offs or impairment charges relating to acquired businesses; and
• inability to develop a sales force for any additional product candidates.

Potential foreign transactions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Additionally, the anticipated benefit of any such transaction may not materialize. For example, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

We have broad discretion in the use of our cash reserves and may not use them effectively.

Our management has broad discretion to use our cash reserves and could use them in ways that do not improve our results of operations or enhance value, for example by prioritizing the development of certain product candidates and / or medical indications over others that could have been more successful. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and/or delay the development of our product candidates. Additionally, pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.
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

The price of our stock has been and may in the future be volatile, and you could lose all or part of your investment.
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
Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section, elsewhere in this filing, and in our other SEC filings, these factors include:
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
•expiration of market stand-off or lock-up agreements; and
•general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, inflation, fuel prices, international currency fluctuations, corruption, political instability, acts of war, acts of terrorism, ongoing or future military conflicts, and ongoing or future pandemics or other public health crises.
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
We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, if ever. Any return to stockholders will therefore be limited to any appreciation in the value of our Class A common stock, which is not certain.
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
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:
•establish a classified Board so that not all members of our Board are elected at one time;
•permit only the Board to establish the number of directors and fill vacancies on the Board;
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
•prohibit cumulative voting;
•authorize our Board to unilaterally amend the bylaws (as, for example, the Board did in February 2024);
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
Any provision of our certificate of incorporation, our bylaws or Delaware or other applicable law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that a federal district court of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause or causes of action against any defendant arising under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers, directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any part of this filing or our other SEC filings. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws preclude stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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
Our information technology systems and those of our current and any future CROs, CMOs and other contractors, consultants, collaborators, agents and third-party service providers, are vulnerable to attack, interruption and damage from computer viruses (e.g. ransomware), cybersecurity threats, malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.
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
We and our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to our trade secrets, health-related or other personal information or other proprietary or sensitive information, it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions, and it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to data privacy and security laws. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from past, present or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and potential commercialization of our product candidates could be delayed or halted, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal, local and/or international privacy and security laws.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit or ultimate disposition, could be costly and divert management attention.
Additionally, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See Part I. Item 1C. "Cybersecurity" contained in this Annual Report on Form 10-K for additional information.
Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, military conflict, future pandemics and other events beyond our control, which could harm our business.
Our facilities are located in regions which experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, geopolitical conflicts, military conflict, future pandemics, public health crises or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this and other periodic reports;
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act");
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the listing requirements of Nasdaq and other applicable securities laws, rules and regulations. Complying with these laws, rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
In addition, changing laws, rules, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, rules, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, rules, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, rules, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory or other governmental authorities may initiate legal proceedings against us and our business may be adversely affected.
These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
By disclosing information in this filing and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
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
We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company or a non-accelerated filer (as defined under applicable SEC rules), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We design and assess our cybersecurity risk management program based in part on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not, nor is it in any way intended to, imply that we currently or may in the future meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and/or financial risk areas.

Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, potential products, services, and our broader enterprise IT environment;
•a cyber security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, as we believe appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•risk management processes with respect to third party service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management is tasked with updating the Audit Committee, if and as necessary, regarding any material cybersecurity incidents, as well as other incidents with lesser impact potential.

The Audit Committee periodically reports to the full Board of Directors regarding its activities, which may include those related to cybersecurity. The full Board of Directors may also from time to time receive briefings from management related to our cyber risk management program. Directors may receive presentations on cybersecurity topics from our management, internal cyber security / information technology staff, or external experts as part of continuing education on topics that impact public companies.

Our management team, including our Executive Director of IT with supervision by our Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and external cybersecurity consultants. Our Executive Director of IT has previous experience managing information technology infrastructure and cybersecurity, as well as responding to cybersecurity incidents, at other biopharmaceutical companies.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
Item 2. Properties.
Our principal office is located at 245 Main Street, Second Floor Cambridge, Massachusetts 02142, where we lease approximately 183 square feet of office space under a service agreement that can be terminated by either party upon 30 days written notice.
We also lease the following properties in San Diego, California: (i) approximately 38,613 square feet of office and laboratory space under a lease that terminates on April 30, 2032; and (ii) 4,760 square feet of office and laboratory space (“Site 2”) under a lease that terminates on March 31, 2024. In February 2023, we subleased the Site 2 space to a third-party through the remainder of the term of the lease.
Additionally, we lease approximately 190 square feet of office space in New York, New York under a service agreement that currently runs through August 31, 2024.
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
Not applicable.

PART II — OTHER INFORMATION

Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades under the symbol “IMRX” on the Nasdaq Global Market.
Holders of Our Common Stock
As of February 23, 2024, there were approximately 60 registered holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees”. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, if ever.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, Part III of this Form 10-K.
Unregistered Sales of Equity Securities
During the period covered by this Annual Report on Form 10-K, we did not issue any securities which were unregistered under the Securities Act and required to be disclosed herein.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the quarterly period ended December 31, 2023.
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
Overview
We are a clinical-stage oncology company seeking to develop universal-RAS/RAF medicines for broad populations of cancer patients. We aim to achieve universal RAS/RAF activity through deep cyclic inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells, Our inclusive approach differentiates us from narrowly targeted precision therapies, which are limited to patients with tumors harboring select mutations.
We are currently evaluating our lead product candidates, IMM-1-104 and IMM-6-415, in Phase 1/2a clinical trials in patients with advanced solid tumors harboring RAS and RAS/RAF mutations, respectively. IMM-1-104 is being developed as a once-daily oral therapy that aims to achieve universal-RAS activity through deep cyclic inhibition of the MAPK pathway. By contrast, IMM-6-415 aims to achieve universal-RAS/RAF activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of the MAPK pathway. Deep cyclic inhibition is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our pipeline also includes Trifecta MEK, RAS modulators and other small molecule drug discovery programs.
In September 2022, the FDA cleared our IND application for IMM-1-104 and, in November 2022, we commenced dosing in our Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced RAS mutant solid tumors. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration utilizing a Bayesian mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAS mutation. The Phase 2a portion includes evaluating IMM-1-104 in multiple dose expansion arms at the candidate RP2D. In November 2023 we announced that we had expanded the IMM-1-104 Phase 1/2a clinical trial design by increasing the number of Phase 2a expansion arms to five, including two combination therapy arms and three monotherapy arms.
In December 2023, the FDA cleared our IND application for IMM-6-415 and we began the process of enrolling patients in a Phase 1/2a clinical trial of IMM-6-415 for the treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes exploring IMM-6-415 in multiple dose expansion arms at the candidate RP2D.
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
On April 20, 2023, we completed an underwritten offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering were $28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.2 million.
Since our inception, we have had significant annual operating losses. Our net loss was approximately $53.5 million and $50.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $163.3 million and approximately $85.7 million in cash, cash equivalents and marketable securities.
Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our internally developed product candidates as well as add operational, financial and management informational systems and personnel to support our product development. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product candidate. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.
We have not had any internally developed products approved for sale. We do not expect to generate any product sales unless and until we successfully complete development of, obtain regulatory approval for, and successfully bring to market one or more of our internally developed product candidates. If we obtain regulatory approval for any of our internally developed product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources including, without limitation, potential collaborations, licenses or similar arrangements.
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.
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
Cost of Revenue
Historically, our cost of revenue has primarily consisted of expenses related to providing professional services to our customers. These costs include salaries, bonuses, benefits, stock-based compensation expense, depreciation, facilities, and other outside services. As a result of the discontinued service contracts and bio-sample storage business, the cost of revenue incurred for the year ended December 31, 2022 is immaterial to the financial statements and not applicable for the year ended December 31, 2023.
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

Our direct costs include:
•expenses incurred under agreements with third-party CROs and other vendors that conduct our preclinical and clinical activities on our behalf, including clinical trial sites that conduct research and development activities on our behalf;
•laboratory expenses related to the execution of discovery programs, preclinical studies and clinical trials; and
•costs related to production of clinical and preclinical materials, including fees paid to contract manufacturers.
Our indirect costs include:
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
Our direct research and development expenses are tracked on a program-by-program basis once they are in Phase 1 and consist of external costs and fees paid to consultants, contractors, CMOs, and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.
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
The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, such as, without limitation:
•successful completion of preclinical studies and initiation of clinical trials for future product candidates;
•successful enrollment and completion of clinical trials for our current product candidates;
•data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•acceptance by the FDA or other applicable regulatory agencies of IND applications and amendments, clinical trial applications and/or other regulatory filings for our product candidates;
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
•avoidance of infringement, misappropriation or other violations with respect to others’ intellectual property or proprietary rights; and
•maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals, if any.
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
We expect that our research and development expenses will substantially increase for the foreseeable future as we continue to implement our business strategy, which includes advancing our product candidates through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. As of the date of this Annual Report on Form 10-K, we cannot reasonably determine or accurately project total program-specific expenses through commercialization, if such were to occur. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.
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
Other Income (Expense)
Interest income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities balances. The primary objective of our investment policy is capital preservation.
Other income, net
Other income consists of the accretion of discounts related to our marketable securities.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$317	$(317)	(100.0)%
Cost of revenue	—	158	(158)	(100.0)%
Gross profit	—	159	(159)	(100.0)%
Operating expenses
Research and development	41,624	36,267	5,357	14.8%
General and administrative	16,760	15,607	1,153	7.4%
Amortization of intangible asset	29	30	(1)	(3.3)%
Total operating expenses	58,413	51,904	6,509	12.5%
Loss from operations	(58,413)	(51,745)	(6,668)	12.9%

Other income (expense)
Interest income	3,607	1,014	2,593	255.7%
Other income, net	1,334	217	1,117	514.7%
Net loss	$(53,472)	$(50,514)	$(2,958)	5.9%

Revenue
The following table summarizes the revenue recognized for the periods indicated:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Revenue	$—	$317	$(317)	(100.0)%
Revenue decreased by approximately $0.3 million, or 100.0%, to $0 for the year ended December 31, 2023 compared to approximately $0.3 million for the year ended December 31, 2022. The decrease in revenue was due to the wind down of our computational biology professional services and completion of existing customer services contracts during the year ended December 31, 2022.
Cost of Revenue
Cost of revenue decreased by approximately $0.2 million, or 100.0%, to $0 for the year ended December 31, 2023 compared to approximately $0.2 million for the year ended December 31, 2022. The decrease was primarily due to decreased employee-related costs related to services contracts that were discontinued as of September 2022.
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$9,289	$1,374	$7,915	576.1%
IMM-6-415	5,171	—	5,171	100.0%
Other programs	9,395	18,387	(8,992)	(48.9)%
Unallocated research and development expenses:
Employee-related costs	13,564	13,957	(393)	(2.8)%
Stock-based compensation expense	2,669	1,978	691	34.9%
Facilities and other expenses	1,313	413	900	217.9%
Depreciation/amortization	223	158	65	41.1%

Total research and development	$41,624	$36,267	$5,357	14.8%
Research and development expenses increased by approximately $5.4 million, or 14.8%, to approximately $41.6 million for the year ended December 31, 2023 as compared to approximately $36.3 million for the year-ended December 31, 2022. The increase of approximately $5.4 million was primarily due to an increase of approximately $4.1 million related to direct research and development expenses, consisting of a $7.9 million increase related to the IMM-1-104 program and a $5.2 million increase related to IMM-6-415 program, offset by a $9.0 million decrease for expenses for earlier stage and neuroscience programs as compared to the same prior year period. The remaining increase was driven by unallocated research and development costs of approximately $1.3 million, consisting of a $1.0 million increase related to depreciation, facilities, and other allocated expenses in aggregate and a $0.7 million increase related to stock-based compensation expense, offset by a $0.4 million decrease in employee-related costs.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)

Employee-related costs	$8,802	$8,123	$679	8.4%
Stock-based compensation expense	3,058	2,077	981	47.2%
Professional fees	3,283	3,096	187	6.0%
Outside consultants	—	68	(68)	(100.0)%
Facilities and other allocated expenses	417	1,513	(1,096)	(72.4)%
Other	1,200	730	470	64.4%

Total general and administrative	$16,760	$15,607	$1,153	7.4%
General and administrative expenses increased by approximately $1.2 million, or 7.4%, to approximately $16.8 million for the year ended December 31, 2023 compared to approximately $15.6 million for the year ended December 31, 2022. The increase of approximately $1.2 million was primarily due to increased stock-based compensation of approximately $1.0 million, increased employee-related costs of $0.7 million, an increase of $0.5 million in other expenses, and increased professional fees incurred for accounting, auditing, legal, public relations and tax services of approximately $0.2 million, offset by decreased facilities and outside consulting expenses of approximately $1.2 million in the aggregate.
Amortization of Intangible Asset
Amortization of intangible asset of $29 thousand in the year ended December 31, 2023 and $30 thousand in the year ended December 31, 2022 is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income, net
Interest income increased by approximately $2.6 million due to the interest earned on our cash, cash equivalents and marketable securities balances, due to the increase in interest rates during 2023 as compared to 2022.
Other income, net was approximately $1.3 million in the year ended December 31, 2023, primarily driven by the accretion of discounts related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of December 31, 2023, we had an accumulated deficit of $163.3 million and $85.7 million in cash, cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues (which have ceased) and proceeds from sales of our debt and equity securities.
On August 10, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co, to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). During the years ended December 31, 2023 and 2022, we did not sell any shares of common stock pursuant to the Sales Agreement under the ATM Program.
On April 20, 2023, we completed an underwritten follow-on equity offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering were $28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.2 million.
As of December 31, 2023, we have contractual obligations related to various leases of $0.7 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028 and $2.9 million for the periods thereafter.
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(48,969)	$(44,101)
Investing activities	7,296	41,831
Financing activities	28,441	19

Net decrease in cash and cash equivalents	$(13,232)	$(2,251)
Net Cash Used in Operating Activities
During the year ended December 31, 2023, operating activities used approximately $49.0 million of cash, primarily resulting from our net loss of approximately $53.5 million, changes in our operating assets and liabilities of $1.0 million, and net amortization of premium (accretion of discount) on marketable securities of $1.0 million, partially offset by stock-based compensation expense of approximately $5.7 million and $0.7 million for the reduction in carrying amount of right-of-use assets and depreciation.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2023, cash provided from investing activities was approximately $7.3 million, primarily related to maturities of marketable securities of $52.3 million, offset by purchases of marketable securities of $44.7 million and $0.3 million for purchases of property and equipment.
During the year end December 31, 2022, cash provided from investing was approximately $41.8 million, primarily related to maturities of marketable securities of $92.7 million, offset by purchases of marketable securities of $50.1 million and $0.7 million for purchases of property and equipment.

Net Cash Provided by Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was approximately $28.4 million, primarily driven by net proceeds, after deducting commissions and underwriting fees, of approximately $28.2 million from the Company's underwritten follow-on equity offering in April 2023, in addition to $0.4 million from the exercise of stock options, offset by $0.2 million in payments of costs related to the follow-on equity offering.
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

Future Funding Requirements
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:
•the costs and results of our ongoing clinical trials for IMM-1-104 and IMM-6-415 and potential future clinical trials for our other product candidates;
•the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates;
•the costs, timing and outcome of regulatory review of our product candidates;
•our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient ("API"), and manufacture of our product candidates and the terms of such arrangements;
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
•the costs of operating as a public company; and
•the impacts of any ongoing or potential future pandemics, or other widespread adverse health events.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Critical Accounting Policies and Use of Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Research and Development Costs
We incur substantial expenses associated with manufacturing and clinical trials. Accounting for clinical trials relating to activities performed by CROs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CROs and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. Because payments of research and development activities do not always line up with the provision of such services, the balance sheet may reflect either an accrued or prepaid position. In estimating the duration of a clinical trial, we evaluate the start-up, treatment and wrap up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.
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
The Black-Scholes option-pricing model uses as inputs: the fair value of our common stock, the assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield.
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

Emerging Growth Company Status
As an emerging growth company ("EGC") under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board, and less extensive disclosure about our executive compensation arrangements.
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
We may remain classified as an EGC until December 31, 2026, which is the end of the fiscal year following the fifth anniversary of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before that time, or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we will cease to be an EGC as of December 31 of the applicable year. We also will cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data
Immuneering Corporation

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Immuneering Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Immuneering Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Boston, Massachusetts
March 1, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$59,405,817	$72,636,886
Marketable securities, current	26,259,868	32,887,970
Accounts receivable	—	12,417
Prepaids and other current assets	3,417,984	3,209,536
Total current assets	89,083,669	108,746,809

Property and equipment, net	1,400,582	1,369,608
Goodwill	6,690,431	6,690,431
Intangible asset, net	379,680	408,947
Right-of-use assets, net	3,995,730	4,407,785
Other assets	1,034,446	743,703
Total assets	$102,584,538	$122,367,283

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,111,666	$3,154,557
Accrued expenses	5,173,960	4,500,993
Other liabilities	259,770	19,796
Lease liabilities	300,107	378,723
Total current liabilities	7,845,503	8,054,069

Long-term liabilities:
Lease liabilities, net of current portion	4,162,852	4,462,959
Total liabilities	12,008,355	12,517,028
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; 0 shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2023 and December 31, 2022; 29,271,629 and 26,418,732 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	29,272	26,419
Class B common stock, $0.001 par value, 20,000,000 shares authorized at December 31, 2023 and December 31, 2022; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	253,806,267	219,640,912
Accumulated other comprehensive loss	(778)	(30,120)
Accumulated deficit	(163,258,578)	(109,786,956)
Total stockholders' equity	90,576,183	109,850,255
Total liabilities and stockholders' equity	$102,584,538	$122,367,283
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022

Revenue	$—	$316,952
Cost of revenue	—	158,122

Gross profit	—	158,830

Operating expenses
Research and development	41,624,018	36,267,116
General and administrative	16,759,602	15,606,529
Amortization of intangible asset	29,267	30,053
Total operating expenses	58,412,887	51,903,698
Loss from operations	(58,412,887)	(51,744,868)

Other income (expense)
Interest income	3,606,996	1,014,456
Other income, net	1,334,269	216,844
Net loss	$(53,471,622)	$(50,513,568)

Net loss per share attributable to common stockholders, basic and diluted	(1.88)	(1.91)
Weighted-average common shares outstanding, basic and diluted	28,416,558	26,386,864

Other comprehensive loss:
Unrealized gain from marketable securities	29,342	18,889
Comprehensive Loss	$(53,442,280)	$(50,494,679)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2021	26,320,199	$26,320	—	$—	$215,276,186	$(49,009)	$(59,273,388)	$155,980,109

Issuance of common stock upon exercise of stock options	98,533	99	—	—	300,280	—	—	300,379

Stock-based compensation expense	—	—	—	—	4,064,446	—	—	4,064,446

Net loss	—	—	—	—	—	—	(50,513,568)	(50,513,568)

Other comprehensive income	—	—	—	—	—	18,889	—	18,889

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255

Issuance of common stock upon exercise of stock options	125,624	126	—	—	444,712	—	—	444,838

Issuance of common stock upon public offering, net of commissions, underwriting discounts and $203,768 in issuance costs	2,727,273	2,727	—	—	27,993,508	—	—	27,996,235

Stock-based compensation expense	—	—	—	—	5,727,135	—	—	5,727,135

Net loss	—	—	—	—	—	—	(53,471,622)	(53,471,622)

Other comprehensive income	—	—	—	—	—	29,342	—	29,342

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2023 and 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(53,471,622)	$(50,513,568)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	322,816	247,199
Reduction in carrying amount of right-of-use assets	412,055	519,541
Amortization of intangibles	29,267	30,053
Stock-based compensation expense	5,727,135	4,064,446
Net accretion of discount on marketable securities	(1,017,583)	(171,382)
Loss on disposal of fixed assets	3,939	5,170
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	12,417	233,623
Prepaid expenses and other current assets	(172,660)	(284,346)
Other assets	(290,742)	(360,200)
Increase (decrease) in:
Accounts payable	(1,106,896)	1,760,217
Accrued expenses	721,989	474,568
Lease liabilities	(378,723)	(126,382)
Other liabilities	239,974	19,796
Net cash used in operating activities	(48,968,634)	(44,101,265)
Cash flows from investing activities:
Purchases of property and equipment	(342,746)	(742,483)
Purchases of marketable securities	(44,660,762)	(50,104,515)
Maturities of marketable securities	52,300,000	92,678,000
Net cash provided by investing activities	7,296,492	41,831,002
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions and underwriting	28,200,003	—
Payment of public offering costs	(203,768)	(281,375)
Proceeds from exercise of stock options	444,838	300,379
Net cash provided by financing activities	28,441,073	19,004
Net decrease in cash and cash equivalents	(13,231,069)	(2,251,259)
Cash and cash equivalents at beginning of period	72,636,886	74,888,145
Cash and cash equivalents at end of period	$59,405,817	$72,636,886
Supplemental disclosures of noncash investing and financing information:
Reduction of right-of-use asset and lease liability in connection with lease modification	$—	$396,901
Property and equipment in accounts payable/accrued expenses	$14,983	$72,272
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a clinical-stage oncology company developing medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS or RAF mutations. The Company aims to achieve universal RAS/RAF activity through deep cyclic inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidates, IMM-1-104 and IMM-6-415, are in Phase 1/2a clinical trials in patients with advanced solid tumors harboring RAS and RAS/RAF mutations, respectively. The Company is developing IMM-1-104 as a once-daily oral therapy that aims to achieve universal-RAS activity and IMM-6-415 with an accelerated twice-daily oral dosing cadence that aims to achieve universal-RAS/RAF activity, in each case through deep cyclic inhibition of the MAPK pathway. The Company’s development pipeline also includes several early-stage programs.
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
Immuneering, ISC and BioArkive are collectively referred to as the “Company” throughout these consolidated financial statements.
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
To date, the Company has funded its operations through service revenues (which have since ceased), and with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses over the past several years and as of December 31, 2023, the Company had an accumulated deficit of $163,258,578. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these consolidated financial statements include but are not limited to: the accrued research and development expenses, the determination of fair value of stock-based awards, and the impairment of goodwill and intangible assets. Actual results may differ materially and adversely from these estimates.
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
Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains/(losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized.
We review marketable securities for impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive (loss) income, net of taxes. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the year ended December 31, 2023. Realized gains and losses are included in other income, net on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2023 and 2022, respectively.

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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2023. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 4 Fair Value Measurements.
There have been no changes to the valuation methods during the year ended December 31, 2023. We evaluate transfers between levels at the end of each reporting period.
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of those financial instruments.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We reserve against these receivables for estimated losses that may arise from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. At December 31, 2023 and 2022 there was no allowance for credit losses.
Concentration of Credit Risk
Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents, and marketable securities. We hold these investments in highly rated financial institutions, and, by policy, limit the amount of credit exposure at any one financial institution. These investments at times exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on the funds. We have no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and the need for an allowance for potential credit losses. The Company has not experienced any losses in such accounts.
There was no revenue in fiscal year 2023 due to the wind down of our computational biology professional services and completion of existing customer services contracts during the year ended December 31, 2022. As of December 31, 2023, there were no remaining accounts receivable or customers.
The following customer comprised 10% or more of the Company’s total accounts receivable or revenues as of or for the period ended December 31, 2022:

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

Asset Class	Estimated Useful Lives
Computer equipment	3 years
Furniture and fixtures	5 years
Lab equipment	7 years
Leasehold improvements	1-10 years
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
Leases
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), a standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires the recognition of right-of-use assets and lease liabilities for most leases as well as provides disclosure with respect to certain qualitative and quantitative information related to a company’s leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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
The Company has elected not to separate lease and non-lease components as a single lease component. The Company’s leases are reflected in right-of-use assets and lease liabilities (current and non-current) in the consolidated balance sheets.

Revenue Recognition
In accordance with ASC 606 Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods and services. The core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following five-step model:
•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when or as performance obligations are satisfied
With respect to the Company's historical services business (which has ceased), the Company’s contracts generally consist of the promise to provide computational biology professional services to pharmaceutical and biotechnology companies, which the Company concluded constitutes one performance obligation that is delivered over time. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the services to the customer. The Company’s services contracts provide for either agreed upon rates per hour based on the level of the professional working on the project or a fixed fee for a defined scope of work. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress, which depicts the performance in transferring control of the associated services to the customer. The Company uses input methods to measure the progress toward the complete satisfaction of performance obligations and evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.
The Company’s services contract terms do not allow for a right of return or refund and do not contain significant financing components. Receivables associated with the contract will generally be collected within thirty to sixty days, in accordance with the underlying payment terms.
In fiscal year 2023, the Company did not enter or perform any services contracts.
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
The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves (i.e., unrecognized tax benefits) that are considered appropriate as well as the related net interest. As of December 31, 2023 and 2022, the Company had uncertain tax positions of $699,527 and $541,067, respectively. The Company has classified the unrecognized tax benefits as reductions of its tax credit carryforwards.
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
Research and Manufacturing Contract Costs and Accruals
The Company has entered into various research, development and manufacturing contracts with research institutions and other companies inside and outside of the United States. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.
Patent Costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Piper Sandler & Co, (the “Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.3 million and $0.3 million of deferred offering costs as of December 31, 2023 and 2022, respectively.
Net Income (Loss) per Share
The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2023 and 2022.

Stock-based Compensation
The Company issues stock-based awards to employees and nonemployees in the form of stock options. The Company accounts for stock-based awards in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires all stock-based payments to employees and non-employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statement of operations based on their fair values.
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
As there had been no public market for the Company’s common stock prior to the IPO, the estimated fair value of its common stock prior to the IPO was determined by its board of directors as of the date of each option grant, with input from management, considering the Company’s most recently available third-party valuations of common stock and its board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Each valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.
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
The Company’s market capitalization has declined, which may be an indicator of impairment. The Company will continue to assess the impact of its market capitalization and any other indicators of potential impairment. It is possible that if the Company’s market capitalization decline is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in an impairment of goodwill, intangible assets and other long-lived assets in future periods.
The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments during the years ended December 31, 2023 or 2022.

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
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt certain new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
In 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements ("ASU 2016-13"). The new standard, as amended, requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2016-13 became effective for the Company on January 1, 2023. The Company adopted this effective January 1, 2023 and there was no material impact to the consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This update is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption of the standard is permitted. The Company adopted this effective January 1, 2023 and there was no impact to the consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

Note 3 – Marketable Securities
Marketable securities consisted of the following as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$2,989,460	$430	$—	$2,989,890
Government securities	15,342,582	888	(2,902)	15,340,568
Commercial Paper	7,928,122	1,301	(13)	7,929,410
Total marketable securities	$26,260,164	$2,619	$(2,915)	$26,259,868

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$12,986,424	$—	$(25,649)	$12,960,775
Government securities	8,084,107	1,099	(12,021)	8,073,185
Commercial Paper	11,847,902	6,847	(739)	11,854,010
Total marketable securities	32,918,433	7,946	(38,409)	32,887,970
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the years ended December 31, 2023 and 2022. Realized gains and losses are included in other income (expense).

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
During the years ended December 31, 2023 and 2022, we recognized no year-to-date credit loss related to our short-term investments, and had no allowance for credit loss recorded as of December 31, 2023 and 2022.

Note 4 – Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
U.S. Treasuries	$3,488,205	$—	$—	$3,488,205
Money market	50,122,883	—	$—	50,122,883
Commercial paper	—	2,494,670	—	2,494,670
Government securities	—	2,981,550	—	2,981,550
Total cash equivalents	53,611,088	5,476,220	—	59,087,308

Marketable securities:
U.S. Treasuries	$2,989,890	$—	$—	$2,989,890
Government securities	—	15,340,568	—	15,340,568
Commercial paper	—	7,929,410	—	7,929,410
Total marketable securities	2,989,890	23,269,978	—	26,259,868
Total cash equivalents and marketable securities	$56,600,978	$28,746,198	$—	$85,347,176

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$19,118,892	$—	$—	$19,118,892
Government securities	—	2,742,025	—	2,742,025
Commercial paper	—	1,249,575	—	1,249,575
Total cash equivalents	19,118,892	3,991,600	—	23,110,492

Marketable securities:
U.S. Treasuries	$12,960,775	$—	$—	$12,960,775
Government securities	—	8,073,185	—	8,073,185
Commercial paper	—	11,854,010	—	11,854,010
Total marketable securities	12,960,775	19,927,195	—	32,887,970
Total cash equivalents and marketable securities	$32,079,667	$23,918,795	$—	$55,998,462
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2023 and 2022.

Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022

Computer equipment	$550,861	$437,346
Furniture and fixtures	98,628	91,317
Lab equipment	1,180,445	970,374
Leasehold improvements	298,941	288,908
Total	2,128,875	1,787,945
Accumulated depreciation	(728,293)	(418,337)
Property and equipment, net	$1,400,582	$1,369,608
Depreciation expense totaled $322,816 and $247,199 for the years ended December 31, 2023 and 2022, respectively.
Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022

Accrued professional services	$297,160	$297,234
Accrued employee expenses	3,625,911	3,631,082
Accrued research and development expenses	1,146,398	425,846
Accrued other	104,491	146,831
Total	$5,173,960	$4,500,993
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of December 31, 2023 and December 31, 2022 of which 29,271,629 and 26,418,732 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of December 31, 2023 and December 31, 2022, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at December 31, 2023. The Company had approximately $0.3 million of deferred offering costs as of both December 31, 2023 and December 31, 2022. No shares were sold pursuant to the ATM Program during the years ended December 31, 2023 or December 31, 2022, respectively.
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

Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at December 31, 2023 and December 31, 2022 as follows:

	Year Ended December 31,
	2023	2022

Numerator:
Net loss	$(53,471,622)	$(50,513,568)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	28,416,558	26,386,864
Net loss per share - basic and diluted	$(1.88)	$(1.91)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at December 31, 2023 and December 31, 2022:

	2023	2022

Options to purchase common stock	5,496,397	3,559,041
Total shares of common stock equivalents	5,496,397	3,559,041
Note 9 – Stock-Based Compensation
During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of December 31, 2023, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan (the “2021 Plan”), the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of December 31, 2023, there were 1,546,979 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of December 31, 2023, there were 777,389 shares of common stock reserved for future issuance under the 2021 ESPP and no shares had been granted or purchased under the 2021 ESPP.
During the years ended December 31, 2023 and December 31, 2022, the Company recognized stock-based compensation expense of $5,727,135 and $4,064,446, respectively. As of December 31, 2023, compensation expense remaining to be recognized for outstanding stock options was $11,188,798 and to be recognized over a weighted-average period of 2.53 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company's IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the year ended December 31, 2023, the Company granted 2,411,610 shares of stock options at a weighted-average grant date fair value of $5.41. For the year ended December 31, 2022, the Company granted 1,227,810 shares at a weighted-average grant date fair value of $9.83.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

Weighted-average risk-free interest rate	3.46% - 4.80%	1.35% - 4.15%
Expected term (in years)	5.00 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	64.86% - 70.50%	64.67% - 78.12%

The following table summarizes the stock option activity during the year ended December 31, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2022	3,559,041	$7.36
Granted	2,411,610	5.41
Exercised	(125,624)	3.54
Cancelled	(348,630)	8.10
Outstanding as December 31, 2023	5,496,397	$6.54	7.33	$11,556,739

Vested and exercisable at December 31, 2023	2,874,152	$5.99	6.16	$7,377,923
For the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense on the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022

Cost of revenue	$—	$9,703
Research and development	2,668,710	1,978,169
General and administrative	3,058,425	2,076,574
Total	$5,727,135	$4,064,446
Note 10 – Income Taxes
A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate are as follows:

	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	(3.2)%	6.1%
Permanent differences	(0.9)%	(0.9)%
Federal research and development credits	4.1%	2.3%
State research and development credits	—%	0.2%
Uncertain tax positions	(0.4)%	(0.3)%
Other differences	0.1%	0.9%
Change in valuation allowance	(20.7)%	(29.3)%
Effective income tax rate	—%	—%

As of December 31, 2023 and 2022, the components and tax effects of each type of item that gave rise to the net deferred tax assets were as follows:

	2023	2022
Deferred tax assets:
Stock-based compensation expense	$1,387,849	$1,059,866
Research expenses	16,282,709	6,758,291
Unrealized losses	172	10,419
Accrued Bonus	602,121	—
R&D credit carryforward	6,295,756	4,146,850
NOL carryforward	19,095,948	20,842,910
Gross deferred tax assets	43,664,555	32,818,336
Valuation allowance	(43,274,909)	(32,039,948)
Net deferred tax assets	389,646	778,388
Net deferred tax liabilities:
Prepaid expenses deducted for tax	(173,497)	(353,224)
Right of use	(103,034)	(117,445)
Tax depreciation in excess of book	(113,115)	(307,719)
Total deferred tax liabilities	(389,646)	(778,388)
Net deferred taxes	$—	$—
Federal net operating losses (“NOL”) generated in tax years ended after December 31, 2017 are limited to 80% of taxable income, only carried forward and carried forward indefinitely under the Internal Revenue Code of 1986, as amended (the “IRC”). The Company recorded a deferred tax liability of $304,485 on the acquisition of BioArkive. It had pre-existing deferred tax assets for which there was a full valuation allowance. As a result of the taxable temporary differences recognized in the business combination, the Company released $304,485 of its valuation allowance and recognized the income tax benefit in the income statement at the acquisition date in accordance with ASC Topic 740, Income Taxes ("ASC 740"). There was no income tax expense or benefit in 2023. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2023, the Company has federal and state NOLs of $75,737,889 and $42,123,069, respectively, all generated after the tax year ended December 31, 2017. At December 31, 2023, the Company has federal and state research and development credit carryforwards of $5,845,815 and $1,149,466, respectively, that start to expire beginning in 2026.
As the Company has not yet achieved profitable operations, management believes the tax benefits as of December 31, 2023 did not satisfy the realization criteria set forth in ASC 740 and, therefore, has recorded a full valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2023 by $11,234,961 due to the increase in the deferred tax assets by the same amount, primarily due to NOL and research and development expenses.
Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the IRC, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

As of December 31, 2023 and December 31, 2022, the Company had uncertain tax positions of $699,527 and $541,067, respectively. The Company has classified the unrecognized tax benefits as reductions of its tax carryforwards. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2023 and 2022.
As of December 31, 2023 and December 31, 2022, unrecognized tax benefits were as follows:

	2023	2022
Beginning balance	$541,067	$380,902
Increase due to current year tax position	158,460	160,165
Ending balance	$699,527	$541,067
The Company files tax returns in the United States including California, New York, Pennsylvania, Massachusetts and Texas. All tax years from 2017 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not to its knowledge currently under examination by the IRS or in any other jurisdictions for any tax years.
Note 11 – Commitments and Contingencies
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
The modification is reflected as a non-cash operating activity in the statement of cash flows for the year ended December 31, 2023.
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
The Company currently also leases office space in Cambridge, Massachusetts and New York, New York, pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York lease was renewed on January 16, 2024 to extend the lease term until August 31, 2024. The Company also previously leased office space in San Francisco, California, pursuant to a short-term rental arrangement with a lease term that ended on July 31, 2023 and the Company chose not to renew. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of December 31, 2023, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts and New York, New York were $54,340 due in 2024.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2023 were as follows:

Amount
2024	$732,546
2025	739,689
2026	761,877
2027	784,737
2028	808,278
Thereafter	2,874,231
Total future lease payments	6,701,358
Less: Imputed interest	2,238,399
Total lease liabilities	$4,462,959
Current portion lease liabilities	300,107
Lease liabilities, noncurrent	4,162,852
Total lease liabilities	$4,462,959
Quantitative information regarding the Company’s leases for the year ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Lease costs:
Operating lease cost	$876,795	$1,002,989
Short-term lease cost	210,902	282,775
Sublease income	(147,930)	(178,620)
Total lease costs	$939,767	$1,107,144
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$843,463	$609,790
Operating cash flows from short-term leases	210,902	282,775
	$1,054,365	$892,565
Weighted-average remaining lease term - operating leases	8.32 years	9.16 years
Weighted-average discount rate - operating leases	10.0%	9.1%
As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
Litigation
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities and may be exposed to litigation in connection with its product candidates and operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. When it is probable that future expenditures will be made and can be reasonably estimated, the Company will accrue a liability for such matters. Significant judgement is required to determine both probability and estimated amount. The Company is not aware of any material legal matters.
Clinical Research Contracts
The Company may enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies and other services for the Company's operating purposes. These contracts generally provide for termination with a 30-day notice.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (who is our principal executive officer) and our Chief Accounting Officer and Treasurer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer and Treasurer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. As an "emerging growth company" as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) Insider Trading Arrangements and Policies
During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12, including information regarding securities authorized for issuance under equity compensation plans pursuant to Item5(a), Part II of Form 10-K, will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to Consolidated Financial Statements in this Annual Report on Form 10-K, incorporated into this Item by reference.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
3.Exhibits
See the Exhibit Index in Item 15(b) below.

(b) EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement by and among Immuneering Corporation, BioArkive, Inc. and BioArkive’s shareholders, dated as of December 22, 2021	8-K	001-40675	2.1	12/22/2021
3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	09/09/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	02/02/2024
4.1	Form of Specimen Stock Certificate	S-1/A	333-257791	4.1	07/26/2021
4.2	Amended and Restated Investors’ Rights Agreement, dated December 21, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-257791	4.2	07/26/2021
4.3	Description of Securities	10-K	001-40675	4.3	3/10/2022
10.1†	Employment Agreement, dated July 23, 2021, by and between Brett Hall, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.6	07/26/2021
10.2†	Employment Agreement, dated July 23, 2021, by and between Scott Barrett, M.D. and Immuneering Corporation	S-1/A	333-257791	10.7	07/26/2021
10.3†	Employment Agreement, dated July 23, 2021, by and between Benjamin J. Zeskind, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.8	07/26/2021
10.4†	Employment Agreement, dated July 23, 2021, by and between Mallory Morales and Immuneering Corporation					*
10.5†	Letter Agreement, by and between Immuneering Corporation and Mallory Morales, dated as of July 25, 2022	8-K	001-40675	10.1	07/25/2022
10.6†	Letter Agreement, dated June 14, 2023, by and between Mallory Morales and Immuneering Corporation					*
10.7†	Separation Agreement and Release, by and between Scott Barrett and Immuneering Corporation, dated November 8, 2023	10-Q	001-40675	10.2	11/09/2023
10.8†	Employment Agreement, dated March 24, 2023, by and between Harold E. Brakewood and Immuneering Corporation					*
10.9†	Immuneering Corporation 2008 Stock Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.4	07/09/2021
10.10†	Immuneering Corporation Long Term Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.5	07/09/2021
10.11†	Immuneering Corporation 2021 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-257791	10.10	07/26/2021
10.12†	Immuneering Corporation 2021 Employee Stock Purchase Plan.	S-1/A	333-257791	10.11	07/26/2021
10.13	Equity Distribution Agreement, dated as of August 10, 2022, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-266738	1.2	8/10/2022
10.14†	Form of Indemnification Agreement by and among the Registrant and its directors and officers.	S-1/A	333-257791	10.12	07/26/2021
10.15†	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective January 1, 2024					*
10.16	Lease Agreement, by and between BioArkive, Inc. and Thornmint 13, LLC, dated as of July 22, 2021	8-K	001-40675	10.1	12/22/2021
10.17	Underwriting Agreement, dated as of April 18, 2023, by and among Immuneering Corporation, Jefferies LLC, Cowen and Company, LLC and Guggenheim Securities, LLC	8-K	001-40675	1.1	04/19/2023
21.1	Subsidiaries of Immuneering Corporation	10-K	001-40675	21.1	03/10/2022
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Immuneering Corporation Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*Filed herewith.
**Furnished herewith.
†Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: March 1, 2024	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)
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

Name	Title	Date
/s/ Benjamin J. Zeskind	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2024
Benjamin J. Zeskind, Ph.D.

/s/ Mallory Morales	Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2024
Mallory Morales

/s/ Ann E. Berman	Director	March 1, 2024
Ann E. Berman

/s/ Robert J. Carpenter	Director	March 1, 2024
Robert J. Carpenter

/s/ Peter Feinberg	Director	March 1, 2024
Peter Feinberg

/s/ Diana F. Hausman, MD	Director	March 1, 2024
Diana F. Hausman, MD

/s/ Laurie B. Keating	Director	March 1, 2024
Laurie B. Keating