Form 10-Q
period 2024-03-31
Immuneering Corp
filed 2024-05-07
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024 the registrant had 29,653,355 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates (including whether as potential monotherapies or in combination with other therapeutic agents), the design, timing, disclosure of data, or outcome of our ongoing or planned preclinical studies or clinical trials involving IMM-1-104, IMM-6-415, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates when administered alone or in combination with other therapeutic agents, the filing with, and approval by, regulatory authorities of our product candidates, and the sufficiency of funds to operate the business of the Company and related expected cash runway, are forward-looking statements.
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
•risks related to ongoing and future pandemics, or other widespread adverse health events; and
•other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part II, Item 1A. “Risk Factors” section of this Quarterly Report on Form 10-Q.
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
•We are substantially dependent on our platform, including our proprietary technologies, which are supported by our information technology systems. Any failure of these or other elements of our platform will materially harm our business.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$66,287,148	$59,405,817
Marketable securities	4,991,200	26,259,868
Prepaids and other current assets	3,169,089	3,417,984
Total current assets	74,447,437	89,083,669

Property and equipment, net	1,347,852	1,400,582
Goodwill	6,690,431	6,690,431
Intangible asset, net	372,363	379,680
Right-of-use assets, net	3,905,575	3,995,730
Other assets	1,219,182	1,034,446
Total assets	$87,982,840	$102,584,538

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,270,862	$2,111,666
Accrued expenses	2,584,359	5,173,960
Other liabilities	23,634	259,770
Lease liabilities	298,543	300,107
Total current liabilities	5,177,398	7,845,503

Long-term liabilities:
Lease liabilities, net of current portion	4,082,713	4,162,852
Total liabilities	9,260,111	12,008,355
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 29,653,355 and 29,271,629 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	29,653	29,272
Class B common stock, $0.001 par value, 20,000,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	256,260,567	253,806,267
Accumulated other comprehensive loss	(1,084)	(778)
Accumulated deficit	(177,566,407)	(163,258,578)
Total stockholders' equity	78,722,729	90,576,183
Total liabilities and stockholders' equity	$87,982,840	$102,584,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating expenses
Research and development	11,202,414	10,210,926
General and administrative	4,116,019	4,461,331
Amortization of intangible asset	7,317	7,317
Total operating expenses	15,325,750	14,679,574
Loss from operations	(15,325,750)	(14,679,574)

Other income (expense)
Interest income	804,884	831,274
Other income, net	213,037	244,129
Net loss	$(14,307,829)	$(13,604,171)

Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	29,370,357	26,442,216

Other comprehensive loss:
Unrealized gains (losses) from marketable securities	(306)	30,626
Comprehensive Loss	$(14,308,135)	$(13,573,545)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255
Issuance of common stock upon exercise of stock options	77,065	77	—	—	239,332	—	—	239,409
Stock-based compensation expense	—	—	—	—	1,273,505	—	—	1,273,505
Net loss	—	—	—	—	—	—	(13,604,171)	(13,604,171)
Other comprehensive income	—	—	—	—	—	30,626	—	30,626
Balance at March 31, 2023	26,495,797	$26,496	—	$—	$221,153,749	$506	$(123,391,127)	$97,789,624

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183
Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458
Issuance of common stock through employee stock purchase plan	152,427	152	—	—	247,313	—	—	247,465
Stock-based compensation expense	—	—	—	—	1,474,758	—	—	1,474,758
Net loss	—	—	—	—	—	—	(14,307,829)	(14,307,829)
Other comprehensive loss	—	—	—	—	—	(306)	—	(306)
Balance at March 31, 2024	29,653,355	$29,653	—	$—	$256,260,567	$(1,084)	$(177,566,407)	$78,722,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(14,307,829)	$(13,604,171)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation/amortization expense	90,209	76,527
Reduction in carrying amount of right-of-use assets	90,155	105,786
Intangible asset amortization	7,317	7,317
Stock-based compensation expense	1,474,758	1,273,505
Net accretion of discount on marketable securities	(161,639)	(186,964)
Loss on disposal of fixed assets	—	666
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	11,371
Prepaid expenses and other current assets	248,895	512,896
Other assets	30,000	—
Increase (decrease) in:
Accounts payable	117,393	(430,933)
Accrued expenses	(2,762,534)	(2,093,363)
Lease liabilities	(81,703)	(97,192)
Other liabilities	(236,136)	6,537
Net cash used in operating activities	(15,491,114)	(14,418,018)
Cash flows from investing activities:
Purchases of property and equipment	(37,478)	(27,993)
Maturities of marketable securities	21,430,000	19,000,000
Net cash provided by investing activities	21,392,522	18,972,007
Cash flows from financing activities:
Proceeds from exercise of stock options	732,458	239,408
Proceeds from employee stock purchase plan	247,465	—
Net cash provided by financing activities	979,923	239,408
Net increase in cash and cash equivalents	6,881,331	4,793,397
Cash and cash equivalents at beginning of period	59,405,817	72,636,886
Cash and cash equivalents at end of period	$66,287,148	$77,430,283
Supplemental disclosures of noncash information:
Property and equipment in accounts payable/accrued expenses	$—	$4,784
Deferred offering costs included in accounts payable/accrued expenses	$214,736	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a clinical-stage oncology company seeking to develop medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS or RAF mutations. The Company aims to achieve universal RAS/RAF activity through Deep Cyclic Inhibition ("DCI"), of the MAPK pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate IMM-1-104, as well as its second product candidate IMM-6-415, are in Phase 1/2a clinical trials in patients with advanced solid tumors harboring RAS and RAS/RAF mutations, respectively. The Company is developing IMM-1-104 as a potential once-daily oral therapy that aims to achieve universal-RAS activity and IMM-6-415 with an accelerated twice-daily oral dosing cadence that aims to achieve universal-RAS/RAF activity, in each case through Deep Cyclic Inhibition of the MAPK pathway. The Company’s development pipeline also includes several early-stage programs.

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
To date, the Company has funded its operations through service revenues (which have since ceased), and with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses over the past several years and as of March 31, 2024, the Company had an accumulated deficit of $177,566,407. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.
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
There have been no material changes to the accounting policies of the Company as those set forth in Note 2 to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Unaudited Interim Financial Information
The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2023.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, operating results and cash flows. Revenues and net loss for any interim period are not necessarily indicative of future or annual results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these condensed consolidated financial statements include but are not limited to: the accrued research and development expenses, the determination of fair value of stock-based awards, and the impairment of goodwill and intangible assets. Actual results may differ materially and adversely from these estimates.
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
The Company’s market capitalization has in the past declined, for example in March 2024, and may in the future decline, and any such decrease in market capitalization may be an indicator of impairment. The Company will continue to assess the impact of its market capitalization and any other indicators of potential impairment. It is possible that if the Company’s market capitalization decline is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in an impairment of goodwill, intangible assets and other long-lived assets in future periods.
The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments identified for the year ended December 31, 2023 or for the three months ended March 31, 2024.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Piper Sandler & Co, (the “Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.5 million of deferred offering costs as of March 31, 2024 and $0.3 million as of December 31, 2023.
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
In November 2023, the FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating this standard's potential impact on its condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this effective January 1, 2024 and there was no impact to the condensed consolidated financial statements.

Note 3 – Marketable Securities
Marketable securities consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
Government securities	$1,996,779	$—	$(1,099)	$1,995,680
Commercial paper	2,995,505	15	—	2,995,520
Total marketable securities	$4,992,284	$15	$(1,099)	$4,991,200

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$2,989,460	$430	$—	$2,989,890
Government securities	15,342,582	888	(2,902)	15,340,568
Commercial paper	7,928,122	1,301	(13)	7,929,410
Total marketable securities	$26,260,164	$2,619	$(2,915)	$26,259,868
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three months ended March 31, 2024 or 2023. Realized gains and losses are included in other income (expense) on the consolidated statements of operations.
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
During the three months ended March 31, 2024 and 2023, we recognized no year-to-date credit loss related to our short-term investments, and had no allowance for credit loss recorded as of March 31, 2024 or December 31, 2023.
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$66,025,330	$—	$—	$66,025,330
Total cash equivalents	66,025,330	—	—	66,025,330

Marketable securities:
Government securities	$—	$1,995,680	$—	$1,995,680
Commercial paper	—	2,995,520	—	2,995,520
Total marketable securities	—	4,991,200	—	4,991,200
Total cash equivalents and marketable securities	$66,025,330	$4,991,200	$—	$71,016,530
There have been no changes to the valuation methods during the three months ended March 31, 2024. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2024.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2024 and December 31, 2023.
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
U.S. Treasuries	$3,488,205	$—	$—	$3,488,205
Money market	50,122,883	—	—	50,122,883
Commercial paper	—	2,494,670	—	2,494,670
Government securities	—	2,981,550	—	2,981,550
Total cash equivalents	53,611,088	5,476,220	—	59,087,308

Marketable securities:
U.S. Treasuries	$2,989,890	$—	$—	$2,989,890
Government securities	—	15,340,568	—	15,340,568
Commercial paper	—	7,929,410	—	7,929,410
Total marketable securities	2,989,890	23,269,978	—	26,259,868
Total cash equivalents and marketable securities	$56,600,978	$28,746,198	$—	$85,347,176

Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023

Computer equipment	$550,861	$550,861
Furniture and fixtures	98,628	98,628
Lab equipment	1,217,924	1,180,445
Leasehold improvements	298,941	298,941
Total	2,166,354	2,128,875
Accumulated depreciation/amortization	(818,502)	(728,293)
Property and equipment, net	$1,347,852	$1,400,582
Depreciation/amortization expense totaled $90,209 and $76,527 for the three months ended March 31, 2024 and 2023, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023

Accrued professional services	$359,570	$297,160
Accrued employee expenses	1,119,393	3,625,911
Accrued research and development expenses	950,484	1,146,398
Accrued other	154,912	104,491
Total	$2,584,359	$5,173,960
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of March 31, 2024 and December 31, 2023 of which 29,653,355 and 29,271,629 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of March 31, 2024 and December 31, 2023, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at March 31, 2024. The Company had approximately $0.5 million of deferred offering costs as of March 31, 2024 and $0.3 million as of December 31, 2023. No shares were sold pursuant to the ATM Program during the three month periods ended March 31, 2024 or March 31, 2023, respectively.
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
Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at March 31, 2024 and March 31, 2023 as follows:

	Three Months Ended March 31,
	2024	2023

Numerator:
Net loss	$(14,307,829)	$(13,604,171)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	29,370,357	26,442,216
Net loss per share - basic and diluted	$(0.49)	$(0.51)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at March 31, 2024 and March 31, 2023:

	2024	2023

Options to purchase common stock	6,374,087	5,291,970
Total shares of common stock equivalents	6,374,087	5,291,970
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of March 31, 2024, there were 1,610,855 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of March 31, 2024, there were 917,677 shares of common stock reserved for future issuance under the 2021 ESPP and 152,427 shares had been granted or purchased under the 2021 ESPP.
The Company recognized stock-based compensation expense of $1,474,758 and $1,273,505 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, compensation expense remaining to be recognized for outstanding stock options was $13,903,468 and to be recognized over a weighted-average period of 2.74 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the three months ended March 31, 2024, the Company granted 1,279,107 shares of stock options at a weighted-average grant date fair value of $6.10.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Weighted-average risk-free interest rate	3.93% - 4.82%	3.60% - 3.89%
Expected term (in years)	5.00 - 10.00	5.00 - 6.04
Expected dividend yield	0%	0%
Expected volatility	67.00% - 69.85%	65.01% - 67.50%

The following table summarizes the stock option activity during the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	5,496,397	$6.54
Granted	1,279,107	6.10
Exercised	(229,299)	3.19
Cancelled	(172,118)	8.26
Outstanding at March 31, 2024	6,374,087	$6.53	7.83	$—

Vested and exercisable at March 31, 2024	2,981,594	$6.39	6.51	$—
For the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023

Research and development	$566,883	$590,835
General and administrative	907,875	682,670
Total	$1,474,758	$1,273,505
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
As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. One is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032; the second was for a 6,100 square feet of office and laboratory space under a lease that terminated on December 31, 2022; and the third was for a lease for 4,760 square feet of office and laboratory space under a lease that terminated on March 31, 2024. As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021.
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
As of March 31, 2024, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, and New York, New York were $33,750 due in 2024.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at March 31, 2024 were as follows:

Amount
Remainder of 2024	$539,946
2025	739,689
2026	761,877
2027	784,737
2028	808,278
Thereafter	2,874,231
Total future lease payments	6,508,758
Less: Imputed interest	(2,127,502)
Total lease liabilities	$4,381,256
Lease liabilities	$298,543
Lease liabilities, net of current portion	4,082,713
Total lease liabilities	$4,381,256
Quantitative information regarding the Company’s leases for the three months ended March 31, 2024 and 2023 is as follows:

	March 31, 2024	March 31, 2023
Lease costs:
Operating lease cost	$201,052	$225,248
Short-term lease cost	42,270	55,946
Sublease income	(19,200)	(39,569)
Total lease costs	$224,122	$241,625
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$192,600	$216,654
Operating cash flows from short-term leases	42,270	55,946
	$234,870	$272,600
Weighted-average remaining lease term - operating leases	8.33 years	8.95 years
Weighted-average discount rate - operating leases	10.0%	9.1%
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
Clinical Research Contracts
The Company may enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies and other services for the Company’s operating purposes. These contracts generally provide for termination with a 30-day notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including the audited consolidated financial statements and notes thereto. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview

We are a clinical-stage oncology company seeking to develop and commercialize universal-RAS/RAF medicines for broad populations of cancer patients. We aim to achieve universal activity through Deep Cyclic Inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells, Our inclusive approach differentiates us from narrowly targeted precision therapies, which are limited to patients with tumors harboring select mutations.

We are currently evaluating our lead product candidate IMM-1-104, as well as our second product candidate IMM-6-415, in Phase 1/2a clinical trials in patients with advanced solid tumors harboring RAS and RAS/RAF mutations, respectively. IMM-1-104 is being developed as a potential once-daily oral therapy that aims to achieve universal-RAS activity through Deep Cyclic Inhibition of the MAPK pathway. By contrast, IMM-6-415 aims to achieve universal-RAS/RAF activity with an accelerated twice-daily oral dosing cadence, also through Deep Cyclic Inhibition of the MAPK pathway. Deep Cyclic Inhibition is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our pipeline also includes several early-stage programs.

Universal-RAS Program (IMM-1-104)

In September 2022, the FDA cleared our IND application for IMM-1-104. In November 2022, we commenced dosing in the Phase 1 portion of our Phase 1/2a clinical trial of IMM-1-104 for the potential treatment of patients with advanced RAS mutant solid tumors, and in March 2024 we commenced dosing in the Phase 2a portion. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, pharmacokinetics ("PK"), pharmacodynamics ("PD"), and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration utilizing a Bayesian modified toxicity probability interval ("mTPI-2") statistical design to establish an optimized recommended Phase 2 dose ("RP2D") in solid tumor patients with evidence of any RAS mutation. The Phase 2a portion includes evaluating IMM-1-104 in multiple dose expansion arms. In November 2023 we announced that we had expanded the IMM-1-104 Phase 1/2a clinical trial design by increasing the number of Phase 2a expansion arms to five, including two combination therapy arms and three monotherapy arms.

In February 2024, we announced that the FDA granted Fast Track designation for IMM-1-104 for the treatment of patients with pancreatic ductal adenocarcinoma (“PDAC”) who have failed one line of treatment.

In March 2024, we announced that the first patient was dosed in the Phase 2a portion of our Phase 1/2a clinical trial of IMM-1-104 in advanced RAS-mutant solid tumors. We anticipate enrolling approximately 150 patients in the Phase 2a portion of the clinical trial. The Phase 2a portion is expected to take place across up to 20 clinical sites in the United States. The patients will be administered our candidate RP2D of 320 mg once daily and will be separated into five arms as follows:

•IMM-1-104 monotherapy in patients with PDAC in the first- or second-line setting (N≈30).
•IMM-1-104 monotherapy in patients with RAS-mutant melanoma in the second- or third-line setting post-immunotherapy, or in the first-line setting for patients who are not a candidate for existing therapies (N≈30).
•IMM-1-104 monotherapy in patients with RAS-mutant non-small cell lung cancer in the second- or third-line setting (N≈30).
•IMM-1-104 in combination with modified FOLFIRINOX in patients with PDAC in the first-line setting (N≈30).

•IMM-1-104 in combination with modified gemcitabine plus nab-paclitaxel in patients with PDAC in the first-line setting (N≈30).

In addition, in March 2024, we announced positive topline results from the Phase 1 portion of the Phase 1/2a clinical trial of IMM-1-104. As of February 20, 2024 (N=41), IMM-1-104 was well-tolerated. Among treatment-related adverse events (“TRAEs”) occurring in greater than 10% of patients, no grade 4 TRAEs were observed, only one grade 3 TRAE was observed (a non-serious rash that was reversible), and a modest number of grade 2 TRAEs were observed. In addition, we observed a number of grade 1 TRAEs in these patients, with diarrhea (19.5%), nausea (19.5%), fatigue (12.2%) and vomiting (12.2%) being the most common. No TRAEs were deemed serious. As of February 20, 2024 (N=19), patient plasma data showed IMM-1-104 at 320 mg inhibiting phosphorylated extracellular signal-regulated kinase (“pERK”) at a level of 90% or greater for approximately 2.7 hours, before returning to near-zero levels in advance of 24 hours. IMM-1-104 at a 240 mg dose achieved 90% or greater levels of pERK inhibition for approximately 1.9 hours, before returning to near-zero levels in advance of 24 hours. We evaluated both 240 mg and 320 mg once daily as prospective doses for the Phase 2a portion of our Phase 1/2a study. Based on data from this trial, we selected a candidate RP2D of 320 mg once daily. As of February 20, 2024 (N=22), 100% of evaluable patients profiled by circulating tumor DNA (“ctDNA”) and treated with IMM-1-104 experienced no new acquired alterations in RAS. Excluding two patients treated with IMM-1-104 at 160 mg, we observed no new acquired alterations in MAPK pathway genes, suggesting that there was no mutation in the MAPK pathway that a tumor could use to evade IMM-1-104.

While clinical activity was not an endpoint of the Phase 1 portion of the trial, as of February 20, 2024, we observed:

•53% of patients had ≥ 1 target lesion(s) regress when treated with IMM-1-104 at either 320 mg or 240 mg.
•Best individual lesion regressions were -35.7% at 320 mg in second-line setting (vs. -11.4% at 240 mg).
•Best RECIST sum of longest diameters was -18.9% at 320 mg in second-line setting (vs. -7.1% at 240 mg).
•Longest duration on therapy was 162 days (greater than five months) at 240 mg, with no TRAEs.

We plan to announce initial data from multiple arms of the Phase 2a portion of the trial in 2024.

Universal-RAS/RAF Program (IMM-6-415)

In December 2023, the FDA cleared our IND application for IMM-6-415 and, in March 2024, we commenced dosing in the Phase 1 portion of our Phase 1/2a clinical trial of IMM-6-415 for the potential treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes exploring IMM-6-415 in multiple dose expansion arms at the candidate RP2D.

We plan to provide initial PK, PD and safety data from the Phase 1 portion of our Phase 1/2a clinical trial of IMM-6-415 in 2024.

Business and Financing

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

BioArkive was a San Diego based contract research organization that previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive was fully integrated into our operations following the acquisition and exclusively supports our internal preclinical research activities for our oncology pipeline. In connection with the acquisition, we assumed the obligations under BioArkive’s three lease agreements.
On April 20, 2023, we completed an underwritten offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering was

$28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.2 million.
Since inception, we have had significant annual operating losses. Our net loss was approximately $14.3 million for the three months ended March 31, 2024 and approximately $53.5 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of approximately $177.6 million and approximately $71.3 million in cash, cash equivalents and marketable securities.
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
We expect our general and administrative expenses may increase for the foreseeable future if and as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally. We also expect to continue to incur expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and rules and regulations of the Securities and Exchange Commission (“SEC”), Sarbanes-Oxley Act, director and officer insurance costs, and investor and public relations costs.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$11,202	$10,211	$991	9.7%
General and administrative	4,116	4,461	(345)	(7.7)%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	15,325	14,679	646	4.4%
Loss from operations	(15,325)	(14,679)	(646)	4.4%
Other income (expense)
Interest income	805	831	(26)	(3.1)%
Other income, net	213	244	(31)	(12.7)%
Net loss	$(14,307)	$(13,604)	$(703)	5.2%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$3,646	$2,082	$1,564	75.1%
IMM-6-415	1,028	703	325	46.2%
Other programs	2,051	2,549	(498)	(19.5)%
Indirect research and development expenses:
Employee-related costs	3,540	3,913	(373)	(9.5)%
Stock-based compensation expense	567	591	(24)	(4.1)%
Facilities and other expenses	309	320	(11)	(3.4)%
Depreciation/amortization	61	53	8	15.1%

Total research and development	$11,202	$10,211	$991	9.7%
Research and development expenses increased by approximately $1.0 million, or 9.7%, to approximately $11.2 million for the three months ended March 31, 2024 as compared to approximately $10.2 million for the three months ended March 31, 2023. The increase of approximately $1.0 million was primarily due to an increase of approximately $1.4 million related to direct research and development expenses, including a $1.6 million increase in expenses related to IMM-1-104 and an approximately $0.3 million increase in expenses related to IMM-6-415, offset by a decrease of approximately $0.5 million in expenses for earlier stage programs. The remaining variance was driven by a decrease in unallocated research and development expenses of approximately $0.4 million, which was primarily driven by the decrease of approximately $0.4 million in employee-related costs, offset by minor fluctuations related to stock-based compensation expense, depreciation/amortization, and facilities and other expenses, in the aggregate.
General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Employee-related costs	$2,188	$2,347	$(159)	(6.8)%
Stock-based compensation expense	908	683	225	32.9%
Professional fees	630	918	(288)	(31.4)%
Facilities and other allocated expenses	95	138	(43)	(31.2)%
Other	295	375	(80)	(21.3)%

Total general and administrative	$4,116	$4,461	$(345)	(7.7)%
General and administrative expenses decreased by approximately $0.3 million, or 7.7%, to approximately $4.1 million for the three months ended March 31, 2024 compared to approximately $4.5 million for the three months ended March 31, 2023. The decrease of approximately $0.3 million was primarily due to decreased professional fees for accounting, auditing and legal services of approximately $0.3 million, in addition to a decrease in employee-related costs of approximately $0.2 million, partially offset by increased stock-based compensation expense of approximately $0.2 million. The remaining variance is attributable to an approximate aggregate $0.1 million decrease in facilities and other expenses.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 in the three months ended March 31, 2024 and 2023. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $26 thousand for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. While the interest rates on our cash, cash equivalents and marketable securities balances increased, we had a lower total cash balance leading to an overall decrease in interest income.
Other income was approximately $0.2 million for the three months ended March 31, 2024, primarily as a result of the increase in the accretion of premiums related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of March 31, 2024, we had an accumulated deficit of $177.6 million and $71.3 million in cash, cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). During the three months ended March 31, 2024, we did not sell any shares of common stock pursuant to the Sales Agreement under the ATM Program.
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

As of March 31, 2024, we have contractual obligations related to various leases of $0.5 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028 and $2.9 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,491)	$(14,418)
Investing activities	21,393	18,972
Financing activities	980	239

Net increase in cash and cash equivalents	$6,882	$4,793
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, operating activities used approximately $15.5 million of cash, primarily resulting from our net loss of approximately $14.3 million and changes in assets and liabilities of $2.7 million, partially offset by stock-based compensation expense of approximately $1.5 million and the reduction in carrying amount of right-of-use assets of approximately $0.1 million.
During the three months ended March 31, 2023, operating activities used approximately $14.4 million of cash, primarily resulting from our net loss of approximately $13.6 million, partially offset by the reduction in carrying amount of right-of-use asset of approximately $0.1 million and stock-based compensation expense of approximately $1.3 million.
Net Cash Provided by Investing Activities
During the three months ended March 31, 2024, investing activities provided approximately $21.4 million of cash, primarily resulting from the maturities of marketable securities of approximately $21.4 million, partially offset by purchases of property and equipment of approximately $37 thousand.
During the three months ended March 31, 2023, investing activities provided approximately $19.0 million, primarily resulting from the maturities of marketable securities of approximately $19.0 million, partially offset by purchases of property and equipment of approximately $27 thousand.

Net Cash Provided by Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was approximately $1.0 million, primarily driven by proceeds of approximately $0.7 million from the exercise of stock options and approximately $0.2 million from the Company's employee stock purchase plan.
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
•the costs of operating as a public company; and
•the impacts of ongoing or future pandemics or other widespread adverse health events.
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Critical Accounting Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on 10-K for the fiscal year ending December 31, 2023. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on 10-K for the fiscal year ending December 31, 2023.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $14.3 million and $53.5 million for the three months ended March 31, 2024 and year ended December 31, 2023 respectively. As of March 31, 2024, we had an accumulated deficit of approximately $177.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting ongoing Phase 1/2a clinical trials for each of our product candidates, IMM-1-104 and IMM-6-415, for the treatment of advanced solid tumors in patients harboring RAS or RAS/RAF mutant tumors, respectively. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
As of March 31, 2024, we had approximately $71.3 million in cash, cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into the second half of 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
As of December 31, 2023, we had approximately $75.7 million of federal and $42.1 million of state net operating loss carryforwards ("NOLs") available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.

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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed initial interim PK, PD, safety and other data from our Phase 1/2a clinical trial of IMM-1-104 in April 2023 and in March 2024. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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

Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our DCT platform and capabilities to build a pipeline of product candidates with commercial value.
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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trials for our lead product candidate IMM-1-104 or our second product candidate IMM-6-415. Further, we have only disclosed initial interim PK, PD, safety and other data (in April 2023 and March 2024) for IMM-1-104. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
We are substantially dependent on our platform, including our proprietary technologies, which are supported by our information technology systems. Any failure of these or other elements of our platform will materially harm our business.
We are substantially dependent on our platform, including our proprietary technologies, which are supported by our information technology systems, for significant elements of our drug discovery process, bioinformatics and computational biology software systems, database of information relating to our product candidates and their role in the targeted disease process, amongst others. Although we invest substantially in the backup/restore, high-availability architecture, monitoring and reporting, documentation and preventive security controls of our systems and proprietary technologies, these elements of our platform are still vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious or inadvertent human acts, and natural disasters. Our information technology systems and proprietary technologies are potentially also vulnerable to physical or electronic break-ins, employee errors, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology systems and proprietary technologies, failures or significant downtime of these systems could prevent us from conducting research and development activities for our current and future product candidates, and ultimately delay our drug discovery process. Any failure of our information technology systems and proprietary technologies will materially harm our business.
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
We contract with third parties, including contract manufacturing organizations, for the manufacture of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or be able to acquire such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions..
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, which was set at 100% of a drug’s average manufacturer price as of January 1, 2024. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent and/or other intellectual property protection for our product candidates and technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates, products (if any) and technology may be impaired, and we may not be able to compete effectively in our market.
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
As of May 1, 2024, we have granted and pending patent filings protecting our product candidates and platforms. With respect to IMM-1-104, we have global patent filings providing patent protection for the compound through at least 2041, as well as pending Patent Cooperation Treaty ("PCT") applications that have not yet entered the national phase providing the basis for additional national phase patent protection on methods of treatment and pharmaceutical compositions through 2044, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). The IMM-6-415 product candidate is covered by multiple pending PCT applications that have not yet entered the national phase, including claims to the compound, methods of treatment and pharmaceutical compositions. Any patent that may issue based upon these pending PCT applications is expected to expire in 2043, excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages. With respect to our platform technology, we have granted U.S. patents expiring in 2039 directed to DCT platform, as well as a pending U.S. patent application providing patent protection through 2039, if granted (excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). We filed patent applications related to our platform technology only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. In addition, our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection for any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents can protect the claimed uses of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.

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
As of March 31, 2024, we had 65 full-time employees, including 49 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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
Additionally, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See Part I. Item 1C. "Cybersecurity" contained in our most recently filed Annual Report on Form 10-K for additional information.
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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	2/2/2024
10.1#	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective January 1, 2024	10-K	001-40675	10.15	3/1/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: May 7, 2024	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)