Form 10-Q
period 2024-06-30
Immuneering Corp
filed 2024-08-06
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024 the registrant had 29,653,355 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$59,728,455	$59,405,817
Marketable securities	—	26,259,868
Prepaids and other current assets	3,957,220	3,417,984
Total current assets	63,685,675	89,083,669

Property and equipment, net	1,290,091	1,400,582
Goodwill	6,690,431	6,690,431
Intangible asset, net	365,047	379,680
Right-of-use assets, net	3,827,943	3,995,730
Other assets	1,228,088	1,034,446
Total assets	$77,087,275	$102,584,538

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,622,237	$2,111,666
Accrued expenses	3,757,148	5,173,960
Other liabilities	90,242	259,770
Lease liabilities	311,459	300,107
Total current liabilities	6,781,086	7,845,503

Long-term liabilities:
Lease liabilities, net of current portion	4,000,554	4,162,852
Total liabilities	10,781,640	12,008,355
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 29,653,355 and 29,271,629 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	29,653	29,272
Class B common stock, $0.001 par value, 20,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	257,922,316	253,806,267
Accumulated other comprehensive loss	—	(778)
Accumulated deficit	(191,646,334)	(163,258,578)
Total stockholders' equity	66,305,635	90,576,183
Total liabilities and stockholders' equity	$77,087,275	$102,584,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$10,651,958	$9,452,711	$21,854,372	$19,663,637
General and administrative	4,254,473	4,044,960	8,370,493	8,506,291
Amortization of intangible asset	7,317	7,317	14,633	14,633
Total operating expenses	14,913,748	13,504,988	30,239,498	28,184,561
Loss from operations	(14,913,748)	(13,504,988)	(30,239,498)	(28,184,561)

Other income (expense)
Interest income	826,104	1,166,047	1,630,988	1,997,321
Other income, net	7,717	150,193	220,754	394,322
Net loss	$(14,079,927)	$(12,188,748)	$(28,387,756)	$(25,792,918)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.43)	$(0.96)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	29,653,355	28,647,450	29,511,856	27,550,922

Other comprehensive loss:
Unrealized gains (losses) from marketable securities	1,084	(2,724)	778	27,902
Comprehensive Loss	$(14,078,843)	$(12,191,472)	$(28,386,978)	$(25,765,016)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255
Issuance of common stock upon exercise of stock options	77,065	77	—	—	239,332	—	—	239,409
Stock-based compensation expense	—	—	—	—	1,273,505	—	—	1,273,505
Net loss	—	—	—	—	—	—	(13,604,171)	(13,604,171)
Other comprehensive income	—	—	—	—	—	30,626	—	30,626
Balance at March 31, 2023	26,495,797	$26,496	—	$—	$221,153,749	$506	$(123,391,127)	$97,789,624

Issuance of common stock upon exercise of stock options	39,958	40	—	—	176,106	—	—	176,146
Stock-based compensation expense	—	—	—	—	1,333,882	—	—	1,333,882
Issuance of common stock upon public offering, net of commissions, underwriting discounts and $203,768 in issuance costs	2,727,273	2,727	—	—	27,993,508	—	—	27,996,235
Net loss	—	—	—	—	—	—	(12,188,748)	(12,188,748)
Other comprehensive loss	—	—	—	—	—	(2,724)	—	(2,724)
Balance at June 30, 2023	29,263,028	$29,263	—	$—	$250,657,245	$(2,218)	$(135,579,875)	$115,104,415

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183
Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458
Issuance of common stock through employee stock purchase plan	152,427	152	—	—	247,313	—	—	247,465
Stock-based compensation expense	—	—	—	—	1,474,758	—	—	1,474,758
Net loss	—	—	—	—	—	—	(14,307,829)	(14,307,829)
Other comprehensive loss	—	—	—	—	—	(306)	—	(306)
Balance at March 31, 2024	29,653,355	$29,653	—	$—	$256,260,567	$(1,084)	$(177,566,407)	$78,722,729

Stock-based compensation expense	—	—	—	—	1,661,749	—	—	1,661,749
Net loss	—	—	—	—	—	—	(14,079,927)	(14,079,927)
Other comprehensive income	—	—	—	—	—	1,084	—	1,084
Balance at June 30, 2024	29,653,355	$29,653	—	$—	$257,922,316	$—	$(191,646,334)	$66,305,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2023
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(28,387,756)	$(25,792,918)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation/amortization expense	180,742	154,768
Reduction in carrying amount of right-of-use assets	167,787	213,737
Intangible asset amortization	14,633	14,633
Stock-based compensation expense	3,136,507	2,607,387
Net accretion of discount on marketable securities	(169,351)	(301,968)
Loss on disposal of fixed assets	—	1,483
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	12,417
Prepaid expenses and other current assets	(539,236)	687,779
Other assets	(193,644)	—
Increase (decrease) in:
Accounts payable	510,570	(499,262)
Accrued expenses	(1,416,812)	(2,074,094)
Lease liabilities	(150,946)	(197,000)
Other liabilities	(169,528)	6,537
Net cash used in operating activities	(27,017,034)	(25,166,501)
Cash flows from investing activities:
Purchases of property and equipment	(70,251)	(114,679)
Maturities of marketable securities	26,430,000	28,250,000
Net cash provided by investing activities	26,359,749	28,135,321
Cash flows from financing activities:
Proceeds from exercise of stock options	732,458	415,555
Proceeds from public offering of common stock, net of commissions and underwriting	—	28,200,003
Proceeds from employee stock purchase plan	247,465	—
Payment of offering costs	—	(203,768)
Net cash provided by financing activities	979,923	28,411,790
Net increase in cash and cash equivalents	322,638	31,380,610
Cash and cash equivalents at beginning of period	59,405,817	72,636,886
Cash and cash equivalents at end of period	$59,728,455	$104,017,496
Supplemental disclosures of noncash information:
Property and equipment in accounts payable/accrued expenses	$—	$37,705
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

To date, the Company has funded its operations through service revenues (which have since ceased), and with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses over the past several years and as of June 30, 2024, the Company had an accumulated deficit of $191,646,334. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.
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
The Company’s market capitalization has in the past declined, for example recently starting in March 2024 and continued through the second quarter, and may in the future decline, and any such decrease in market capitalization may be an indicator of impairment. The Company will continue to assess the impact of its market capitalization and any other indicators of potential impairment. It is possible that if the Company’s market capitalization decline is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in an impairment of goodwill, intangible assets and other long-lived assets in future periods.
The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
The Company performs its annual impairment test during the fourth quarter of each fiscal year. The Company performed an interim impairment analysis in the quarter ended June 30, 2024 as a result of the decline in market capitalization. Based on the step 1 analysis performed, the fair value of the reporting unit exceeded the carrying value on the valuation date and as a result there is no impairment pursuant to ASC 350 for the quarter ended June 30, 2024.
There were no impairments identified for the year ended December 31, 2023 or for the three and six months ended June 30, 2024.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Piper Sandler & Co, (the “Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.5 million of deferred offering costs as of June 30, 2024 and $0.3 million as of December 31, 2023.
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

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating this standard's potential impact on its condensed consolidated financial statements and related disclosures.
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
Note 3 – Marketable Securities
There were no marketable securities as of June 30, 2024. Marketable securities consisted of the following as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$2,989,460	$430	$—	$2,989,890
Government securities	15,342,582	888	(2,902)	15,340,568
Commercial paper	7,928,122	1,301	(13)	7,929,410
Total marketable securities	$26,260,164	$2,619	$(2,915)	$26,259,868
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and six months ended June 30, 2024 or 2023. Realized gains and losses are included in other income (expense) on the consolidated statements of operations.
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
During the three and six months ended June 30, 2024 and 2023, we recognized no year-to-date credit loss related to our short-term investments, and had no allowance for credit loss recorded as of June 30, 2024 or December 31, 2023.
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
The following table summarizes our cash equivalents measured at fair value on a recurring basis as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$59,477,600	$—	$—	$59,477,600
Total cash equivalents	59,477,600	—	—	59,477,600
There have been no changes to the valuation methods during the six months ended June 30, 2024. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2024.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2024 and December 31, 2023.
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
U.S. Treasuries	$3,488,205	$—	$—	$3,488,205
Money market	50,122,883	—	—	50,122,883
Commercial paper	—	2,494,670	—	2,494,670
Government securities	—	2,981,550	—	2,981,550
Total cash equivalents	53,611,088	5,476,220	—	59,087,308

Marketable securities:
U.S. Treasuries	$2,989,890	$—	$—	$2,989,890
Government securities	—	15,340,568	—	15,340,568
Commercial paper	—	7,929,410	—	7,929,410
Total marketable securities	2,989,890	23,269,978	—	26,259,868
Total cash equivalents and marketable securities	$56,600,978	$28,746,198	$—	$85,347,176

Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023

Computer equipment	$558,591	$550,861
Furniture and fixtures	98,628	98,628
Lab equipment	1,242,966	1,180,445
Leasehold improvements	298,941	298,941
Total	2,199,126	2,128,875
Accumulated depreciation/amortization	(909,035)	(728,293)
Property and equipment, net	$1,290,091	$1,400,582
Depreciation/amortization expense totaled $90,533 and $78,242 for the three months ended June 30, 2024 and 2023, respectively. Depreciation/amortization expense totaled $180,742 and $154,768 for the six months ended June 30, 2024 and 2023, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023

Accrued professional services	$266,330	$297,160
Accrued employee expenses	1,797,247	3,625,911
Accrued research and development expenses	1,623,137	1,146,398
Accrued other	70,434	104,491
Total	$3,757,148	$5,173,960
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of June 30, 2024 and December 31, 2023 of which 29,653,355 and 29,271,629 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of June 30, 2024 and December 31, 2023, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at June 30, 2024. The Company had approximately $0.5 million of deferred offering costs as of June 30, 2024 and $0.3 million as of December 31, 2023. No shares were sold pursuant to the ATM Program during the three or six months ended June 30, 2024 or June 30, 2023, respectively.
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
Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at June 30, 2024 and June 30, 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(14,079,927)	$(12,188,748)	$(28,387,756)	$(25,792,918)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	29,653,355	28,647,450	29,511,856	27,550,922
Net loss per share - basic and diluted	$(0.47)	$(0.43)	$(0.96)	$(0.94)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at June 30, 2024 and June 30, 2023:

	2024	2023

Options to purchase common stock	6,596,403	5,453,392
Total shares of common stock equivalents	6,596,403	5,453,392
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

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of June 30, 2024, there were 1,388,539 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of June 30, 2024, there were 917,677 shares of common stock reserved for future issuance under the 2021 ESPP and 152,427 shares had been granted or purchased under the 2021 ESPP.

On May 21, 2024 (the “Effective Date”), based upon the recommendation of the Compensation Committee (the “Committee”) of the Company's Board of Directors (the “Board”), the Board approved an option repricing, in accordance with the 2021 Plan, which repricing was effected on the Effective Date. The repricing applied to options to purchase shares of the Company’s Class A common stock with an exercise price per share greater than $3.01 that were held by current employees and certain non-employee service providers under the 2021 Plan (the “Eligible Options”).

Options held by Benjamin Zeskind, Ph.D., the Company’s President and Chief Executive Officer, Brett Hall, Ph.D., the Company's Chief Scientific Officer and the non-employee members of the Board were not eligible for the repricing.

As a result of the repricing, as of the Effective Date, the exercise price of all Eligible Options was reduced to $3.01 per share, which represents approximately two times the closing trading price of the Company’s Class A common stock on the Nasdaq Global Market on the Effective Date; however, the exercise price for repriced options will revert to the original exercise price for any exercise occurring prior to June 30, 2025 (the "Retention Period"), unless there is a change of control of the Company or the option holder’s employment has been terminated (i) by the Company without cause or (ii) by reason of death or disability. The repriced options otherwise remain subject to their existing terms and conditions as set forth in the 2021 Plan and applicable award agreements. As of the Effective Date, outstanding options to purchase 2,986,354 shares were deemed Eligible Options and were repriced such that the exercise price per share for such outstanding options was reduced to $3.01 per share. There were no changes to the number of shares, the vesting schedule or the expiration date of the Eligible Options.

The effect of the repricing resulted in a total incremental non-cash stock-based compensation expense of $0.6 million, which was calculated using the Black-Scholes option-pricing model, of which $0.2 million of the incremental non-cash stock-based compensation expense is associated with vested repriced options and will be recognized on a straight-line basis through the 13-month Retention Period. The remaining $0.4 million of the incremental non-cash stock-based compensation expense is associated with unvested repriced options and will be recognized as follows: (a) if the Retention Period is greater than the remaining original vesting period of the repriced option, the incremental cost will be amortized on a straight-line basis through the Retention Period end date or (b) if the Retention Period is less than the remaining original vesting term of the repriced option, the incremental cost will be amortized on a straight-line basis over the remaining original vesting period.

During the quarter ended June 30, 2024, the Company recognized incremental stock-based compensation expense totaling $36 thousand associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss.

The Company recognized stock-based compensation expense of $1,661,749 and $3,136,507 during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $1,333,882 and $2,607,387, respectively. As of June 30, 2024, compensation expense remaining to be recognized for outstanding stock options was $13,151,883 and to be recognized over a weighted-average period of 2.44 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the six months ended June 30, 2024, the Company granted 1,530,445 shares of stock options at a weighted-average grant date fair value of $3.69.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

Weighted-average risk-free interest rate	3.93% - 4.82%	3.46% - 4.07%
Expected term (in years)	5.00 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	66.08% - 69.85%	64.86% - 70.50%
The following table summarizes the stock option activity during the six months ended June 30, 2024:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	5,496,397	$6.54
Granted	1,530,445	3.69
Exercised	(229,299)	3.19
Cancelled	(201,140)	8.84
Outstanding at June 30, 2024	6,596,403	$4.45	7.69	$—

Vested and exercisable at June 30, 2024	3,299,573	$4.93	6.53	$—
For the three and six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development	$678,377	$615,975	1,245,261	1,206,810
General and administrative	983,372	717,907	1,891,246	1,400,577
Total	$1,661,749	$1,333,882	$3,136,507	$2,607,387

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
The Company currently also leases office space in Cambridge, Massachusetts and New York, New York, pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York lease was renewed on July 17, 2024 to extend the lease term until February 28, 2025. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of June 30, 2024, inclusive of the renewal outlined above, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, and New York, New York were $35,500 due in 2024 and $11,000 due in 2025.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at June 30, 2024 were as follows:

Amount
Remainder of 2024	$361,746
2025	739,689
2026	761,877
2027	784,737
2028	808,278
Thereafter	2,874,231
Total future lease payments	6,330,558
Less: Imputed interest	(2,018,545)
Total lease liabilities	$4,312,013
Lease liabilities	$311,459
Lease liabilities, net of current portion	4,000,554
Total lease liabilities	$4,312,013

Quantitative information regarding the Company’s leases for the six months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024	June 30, 2023
Lease costs:
Operating lease cost	$387,642	$450,496
Short-term lease cost	79,878	108,586
Sublease income	(19,200)	(84,074)
Total lease costs	$448,320	$475,008
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$370,800	$433,759
Operating cash flows from short-term leases	79,878	108,586
	$450,678	$542,345
Weighted-average remaining lease term - operating leases	7.84 years	8.75 years
Weighted-average discount rate - operating leases	10.0%	9.1%
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

In March 2024, we announced that the first patient was dosed in the Phase 2a portion of our Phase 1/2a clinical trial of IMM-1-104 in advanced RAS-mutant solid tumors. We anticipate enrolling approximately 150 patients in the Phase 2a portion of the clinical trial. The Phase 2a portion is expected to take place across up to 20 clinical sites in the United States. The patients will be administered our candidate RP2D of 320 mg once daily (and 240 mg once daily during the lead-in period for the combination arms) and will be separated into five arms as follows:

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
•IMM-1-104 in combination with modified FOLFIRINOX in patients with PDAC in the first-line setting, which includes a lead-in period with dosing at 240 mg once daily (N≈30).

•IMM-1-104 in combination with modified gemcitabine plus nab-paclitaxel in patients with PDAC in the first-line setting, which includes a lead-in period with dosing at 240mg once daily (N≈30).

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

In April 2024, we presented preclinical data at the American Association for Cancer Research ("AACR") annual meeting demonstrating that combining IMM-1-104 with chemotherapies used in the treatment of first-line pancreatic cancer yielded deeper and more durable tumor growth inhibition than either treatment alone. We view these data as supportive of the ongoing Phase 2a portion of our clinical trial of IMM-1-104 in RAS-mutant advanced or metastatic solid tumors.

In July 2024, we announced that the FDA granted Fast Track designation for IMM-1-104 as a first-line treatment for patients with PDAC.

We plan to announce initial data from multiple arms of the Phase 2a portion of the trial in the second half of 2024.

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

We plan to provide initial PK, PD and safety data from the Phase 1 portion of our Phase 1/2a clinical trial of IMM-6-415 in the second half of 2024.

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
Since inception, we have had significant annual operating losses. Our net loss was approximately $28.4 million for the six months ended June 30, 2024 and approximately $53.5 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of approximately $191.6 million and approximately $59.7 million in cash and cash equivalents.
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
Based on our current business plans, we believe that our existing cash and cash equivalents will enable us to fund our development activities and other operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$10,652	$9,453	$1,199	12.7%
General and administrative	4,254	4,045	209	5.2%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	14,913	13,505	1,408	10.4%
Loss from operations	(14,913)	(13,505)	(1,408)	10.4%
Other income (expense)
Interest income	826	1,166	(340)	(29.2)%
Other income, net	8	150	(142)	(94.7)%
Net loss	$(14,079)	$(12,189)	$(1,890)	15.5%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$3,807	$984	$2,823	286.9%
IMM-6-415	1,132	2,179	(1,047)	(48.0)%
Other programs	1,485	2,213	(728)	(32.9)%
Indirect research and development expenses:
Employee-related costs	3,147	3,058	89	2.9%
Stock-based compensation expense	678	616	62	10.1%
Facilities and other expenses	341	347	(6)	(1.7)%
Depreciation/amortization	62	56	6	10.7%

Total research and development	$10,652	$9,453	$1,199	12.7%
Research and development expenses increased by approximately $1.2 million, or 12.7%, to approximately $10.7 million for the three months ended June 30, 2024 as compared to approximately $9.5 million for the three months ended June 30, 2023. The increase of approximately $1.2 million was primarily due to an increase of approximately $1.0 million related to direct research and development expenses, including a $2.8 million increase in expenses related to IMM-1-104, offset by an approximately $1.0 million decrease in expenses related to IMM-6-415 driven by decreased manufacturing and preclinical spend, offset by increased clinical spend. Additionally, there was a decrease of approximately $0.7 million in expenses for earlier stage programs. The remaining variance was driven by an increase in unallocated research and development expenses of approximately $0.2 million, which was primarily driven by increased employee-related costs of $0.1 million, in addition to increased stock-based compensation expense of $0.1 million.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Employee-related costs	$2,054	$2,048	$6	0.3%
Stock-based compensation expense	983	718	265	36.9%
Professional fees	726	928	(202)	(21.8)%
Facilities and other allocated expenses	61	71	(10)	(14.1)%
Other	430	280	150	53.6%

Total general and administrative	$4,254	$4,045	$209	5.2%
General and administrative expenses increased by approximately $0.2 million, or 5.2%, to approximately $4.3 million for the three months ended June 30, 2024 compared to approximately $4.0 million for the three months ended June 30, 2023. The increase of approximately $0.2 million was primarily due to increased stock-based compensation expense of approximately $0.3 million and a $0.1 million increase in facilities and other expenses in the aggregate. This is primarily offset by decreased professional fees for accounting, auditing and legal services of approximately $0.2 million.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 in the three months ended June 30, 2024 and 2023. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $340 thousand for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. While the interest rates on our cash and cash equivalents balances increased, we had a lower total cash balance leading to an overall decrease in interest income.
Other income was approximately $8 thousand for the three months ended June 30, 2024, compared to $150 thousand for the three months ended June 30, 2023. This is primarily as a result of the increase in the accretion of premiums related to our marketable securities.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$21,854	$19,664	$2,190	11.1%
General and administrative	8,370	8,506	(136)	(1.6)%
Amortization of intangible asset	15	15	—	—%
Total operating expenses	30,239	28,185	2,054	7.3%
Loss from operations	(30,239)	(28,185)	(2,054)	7.3%
Other income (expense)
Interest income	1,631	1,997	(366)	(18.3)%
Other income	221	394	(173)	(43.9)%
Net loss	$(28,387)	$(25,794)	$(2,593)	10.1%

Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$7,454	$3,066	$4,388	143.1%
IMM-6-415	2,160	2,882	(722)	(25.1)%
Other programs	3,536	4,762	(1,226)	(25.7)%
Indirect research and development expenses:
Employee-related costs	6,687	6,971	(284)	(4.1)%
Stock-based compensation expense	1,245	1,207	38	3.1%
Facilities and other allocated expenses	649	668	(19)	(2.8)%
Depreciation/amortization	123	108	15	13.9%

Total research and development	$21,854	$19,664	$2,190	11.1%

Research and development expenses increased by approximately $2.2 million, or 11.1%, to approximately $21.9 million for the six months ended June 30, 2024 as compared to approximately $19.7 million for the six months ended June 30, 2023. The increase of approximately $2.2 million was primarily due to an increase of approximately $2.4 million related to direct research and development expenses, of which there was a $4.4 million increase in expenses related to IMM-1-104, offset by a $0.7 million decrease in expenses related to IMM-6-415 driven by decreased manufacturing and preclinical spend, offset by increased clinical activity. Additionally, there was a $1.2 million decrease for earlier stage programs. The remaining offset was driven by decreased unallocated research and development costs of approximately $0.3 million, of which $0.3 million was associated with employee-related costs. The remaining decrease is attributable to a minor increase in stock-based compensation expense and depreciation/amortization costs, in the aggregate.

General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Employee-related costs	$4,243	$4,394	$(151)	(3.4)%
Stock-based compensation expense	1,891	1,401	490	35.0%
Professional fees	1,356	1,846	(490)	(26.5)%
Facilities and other allocated expenses	156	210	(54)	(25.7)%
Other	724	655	69	10.5%

Total general and administrative	$8,370	$8,506	$(136)	(1.6)%

General and administrative expenses decreased by approximately $0.1 million, or 1.6%, to approximately $8.4 million for the six months ended June 30, 2024 compared to approximately $8.5 million for the six months ended June 30, 2023. The decrease of approximately $0.1 million was primarily due to a decrease in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.5 million, a decrease in employee-related costs of $0.2 million, and a decrease of $0.1 million for facilities and other allocated expense. This is offset by increased stock-based compensation expense of approximately $0.5 million, along with increased other expenses of $0.1 million.
Amortization of Intangible Asset
Amortization of intangible asset was $14,633 in the six months ended June 30, 2024, and 2023. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $0.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. While the interest rates on our cash and cash equivalents balances increased, we had a lower total cash balance leading to an overall decrease in interest income.
Other income was approximately $0.2 million for the six months ended June 30, 2024, compared to $0.4 million for the six months ended June 30, 2023. This is primarily a result of the increase in the accretion of premiums related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of June 30, 2024, we had an accumulated deficit of $191.6 million and $59.7 million in cash and cash equivalents. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). During the six months ended June 30, 2024, we did not sell any shares of common stock pursuant to the Sales Agreement under the ATM Program.
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

As of June 30, 2024, we have contractual obligations related to various leases of $0.4 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028 and $2.9 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,017)	$(25,167)
Investing activities	26,360	28,135
Financing activities	980	28,412

Net increase in cash and cash equivalents	$323	$31,380
Net Cash Used in Operating Activities
During the six months ended June 30, 2024, operating activities used approximately $27.0 million of cash, primarily resulting from our net loss of approximately $28.4 million and changes in assets and liabilities of $1.9 million, partially offset by stock-based compensation expense of approximately $3.1 million and the reduction in carrying amount of right-of-use assets of approximately $0.2 million.
During the six months ended June 30, 2023, operating activities used approximately $25.2 million of cash, primarily resulting from our net loss of approximately $25.8 million and changes in assets and liabilities of $2.0 million, partially offset by stock-based compensation expense of approximately $2.6 million and the reduction in carrying amount of right-of-use assets of $0.2 million.
Net Cash Provided by Investing Activities
During the six months ended June 30, 2024, investing activities provided approximately $26.4 million of cash, primarily resulting from the maturities of marketable securities of approximately $26.4 million, partially offset by purchases of property and equipment of approximately $70 thousand.
During the six months ended June 30, 2023, investing activities provided approximately $28.1 million, primarily resulting from the maturities of marketable securities of approximately $28.3 million, partially offset by purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was approximately $1.0 million, primarily driven by proceeds of approximately $0.7 million from the exercise of stock options and approximately $0.2 million from the Company's employee stock purchase plan.
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
Based on our current business plans, we believe that our existing cash and cash equivalents will enable us to fund our development activities and other operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $28.4 million and $53.5 million for the six months ended June 30, 2024 and year ended December 31, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $191.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting ongoing Phase 1/2a clinical trials for each of our product candidates, IMM-1-104 and IMM-6-415, for the treatment of advanced solid tumors in patients harboring RAS or RAS/RAF mutant tumors, respectively. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
As of June 30, 2024, we had approximately $59.7 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our development activities and other operations into the second half of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
As of August 1, 2024, we have granted and pending patent filings protecting our product candidates and platforms. With respect to IMM-1-104, we have global patent filings providing patent protection for the compound through at least 2041, as well as pending Patent Cooperation Treaty ("PCT") applications that have not yet entered the national phase providing the basis for additional national phase patent protection on methods of treatment and pharmaceutical compositions through 2044, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). The IMM-6-415 product candidate is covered by multiple pending PCT applications that have not yet entered or just entered the national phase, including claims to the compound, methods of treatment and pharmaceutical compositions. Any patent that may issue based upon these pending PCT applications is expected to expire in 2043, excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable. Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages. With respect to our platform technology, we have granted U.S. patents expiring in 2039 directed to DCT platform, as well as a pending U.S. patent application providing patent protection through 2039, if granted (excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). We filed patent applications related to our platform technology only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. In addition, our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection for any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents can protect the claimed uses of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.

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
As of June 30, 2024, we had 66 full-time employees, including 50 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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
The market price of our Class A common stock has been and may in the future be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	2/2/2024
10.1#	Immuneering Corporation Non-Employee Director Compensation Program, as amended					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: August 6, 2024	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)