Form 10-Q
period 2024-09-30
Immuneering Corp
filed 2024-11-13
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024 the registrant had 31,050,448 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

		Page
Part I	Financial Information	7

Item 1.	Financial Statements	7

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited)	7

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2024 and 2023 (Unaudited)	8

	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2024 and 2023 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II	Other Information	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 3.	Defaults Upon Senior Securities	94

Item 4.	Mine Safety Disclosures	94

Item 5.	Other Information	95

Item 6.	Exhibits	95

Signatures		96

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:
•our limited operating history;
•our history of operating losses;
•our ability to continue as a going concern and our future capital needs;
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
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$45,205,577	$59,405,817
Marketable securities	5,452,155	26,259,868
Prepaids and other current assets	4,601,769	3,417,984
Total current assets	55,259,501	89,083,669

Property and equipment, net	1,205,095	1,400,582
Goodwill	6,690,431	6,690,431
Intangible asset, net	357,730	379,680
Right-of-use assets, net	3,748,565	3,995,730
Other assets	1,295,782	1,034,446
Total assets	$68,557,104	$102,584,538

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,942,782	$2,111,666
Accrued expenses	4,592,825	5,173,960
Other liabilities	59,657	259,770
Lease liabilities	324,702	300,107
Total current liabilities	6,919,966	7,845,503

Long-term liabilities:
Lease liabilities, net of current portion	3,916,324	4,162,852
Total liabilities	10,836,290	12,008,355
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 31,050,448 and 29,271,629 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	31,050	29,272
Class B common stock, $0.001 par value, 20,000,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	263,925,619	253,806,267
Accumulated other comprehensive loss	7,845	(778)
Accumulated deficit	(206,243,700)	(163,258,578)
Total stockholders' equity	57,720,814	90,576,183
Total liabilities and stockholders' equity	$68,557,104	$102,584,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$11,252,850	$10,050,198	$33,107,222	$29,713,835
General and administrative	4,013,581	3,868,823	12,384,074	12,375,114
Amortization of intangible asset	7,317	7,317	21,950	21,950
Total operating expenses	15,273,748	13,926,338	45,513,246	42,110,899
Loss from operations	(15,273,748)	(13,926,338)	(45,513,246)	(42,110,899)

Other income (expense)
Interest income	547,072	855,532	2,178,060	2,852,852
Other income, net	129,310	475,595	350,063	869,917
Net loss	$(14,597,366)	$(12,595,211)	$(42,985,123)	$(38,388,130)

Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.43)	$(1.45)	$(1.36)
Weighted-average common shares outstanding, basic and diluted	29,841,883	29,266,309	29,622,670	28,129,005

Other comprehensive income (loss):
Unrealized gains from marketable securities	7,845	7,825	8,624	35,727
Comprehensive Loss	$(14,589,521)	$(12,587,386)	$(42,976,499)	$(38,352,403)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255
Issuance of common stock upon exercise of stock options	77,065	77	—	—	239,332	—	—	239,409
Stock-based compensation expense	—	—	—	—	1,273,505	—	—	1,273,505
Net loss	—	—	—	—	—	—	(13,604,171)	(13,604,171)
Other comprehensive income	—	—	—	—	—	30,626	—	30,626
Balance at March 31, 2023	26,495,797	$26,496	—	$—	$221,153,749	$506	$(123,391,127)	$97,789,624

Issuance of common stock upon exercise of stock options	39,958	40	—	—	176,106	—	—	176,146
Stock-based compensation expense	—	—	—	—	1,333,882	—	—	1,333,882
Issuance of common stock upon public offering, net of commissions, underwriting discounts and $203,768 in issuance costs	2,727,273	2,727	—	—	27,993,508	—	—	27,996,235
Net loss	—	—	—	—	—	—	(12,188,748)	(12,188,748)
Other comprehensive loss	—	—	—	—	—	(2,724)	—	(2,724)
Balance at June 30, 2023	29,263,028	$29,263	—	$—	$250,657,245	$(2,218)	$(135,579,875)	$115,104,415

Issuance of common stock upon exercise of stock options	6,093	6	—	—	21,442	—	—	21,448
Stock-based compensation expense	—	—	—	—	1,479,160	—	—	1,479,160
Net loss	—	—	—	—	—	—	(12,595,211)	(12,595,211)
Other comprehensive income	—	—	—	—	—	7,825	—	7,825
Balance at September 30, 2023	29,269,121	$29,269	—	$—	$252,157,847	$5,607	$(148,175,086)	$104,017,637

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183
Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458
Issuance of common stock through employee stock purchase plan	152,427	152	—	—	247,313	—	—	247,465
Stock-based compensation expense	—	—	—	—	1,474,758	—	—	1,474,758
Net loss	—	—	—	—	—	—	(14,307,829)	(14,307,829)
Other comprehensive loss	—	—	—	—	—	(306)	—	(306)
Balance at March 31, 2024	29,653,355	$29,653	—	$—	$256,260,567	$(1,084)	$(177,566,407)	$78,722,729

Stock-based compensation expense	—	—	—	—	1,661,749	—	—	1,661,749
Net loss	—	—	—	—	—	—	(14,079,927)	(14,079,927)
Other comprehensive income	—	—	—	—	—	1,084	—	1,084
Balance at June 30, 2024	29,653,355	$29,653	—	$—	$257,922,316	$—	$(191,646,334)	$66,305,635

Issuance of common stock through employee stock purchase plan	78,341	78	—	—	127,109	—	—	127,187
Issuance of common stock under at-the-market offering, net of commissions, underwriting discounts and $86,374 in issuance costs	1,318,752	1,319	—	—	4,236,078	—	—	4,237,397
Stock-based compensation expense	—	—	—	—	1,640,116	—	—	1,640,116
Net loss	—	—	—	—	—	—	(14,597,366)	(14,597,366)
Other comprehensive income	—	—	—	—	—	7,845	—	7,845
Balance at September 30, 2024	31,050,448	$31,050	—	$—	$263,925,619	$7,845	$(206,243,700)	$57,720,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(42,985,123)	$(38,388,130)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation/amortization expense	269,691	233,062
Reduction in carrying amount of right-of-use assets	247,165	323,910
Intangible asset amortization	21,950	21,950
Stock-based compensation expense	4,776,623	4,086,547
Net accretion of discount on marketable securities	(203,491)	(613,952)
Loss on disposal of fixed assets	1,315	1,483
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	12,417
Prepaid expenses and other current assets	(1,183,785)	(130,712)
Other assets	(261,337)	—
Increase (decrease) in:
Accounts payable	(168,884)	(1,277,464)
Accrued expenses	(581,135)	(1,224,216)
Lease liabilities	(221,934)	(299,029)
Other liabilities	(200,113)	60,701
Net cash used in operating activities	(40,489,058)	(37,193,433)
Cash flows from investing activities:
Purchases of property and equipment	(75,519)	(171,828)
Purchases of marketable securities	(5,410,170)	(28,914,599)
Maturities of marketable securities	26,430,000	33,250,000
Net cash provided by investing activities	20,944,311	4,163,573
Cash flows from financing activities:
Proceeds from exercise of stock options	732,458	437,003
Proceeds from issuance of common stock under employee stock purchase plan	374,652	—
Proceeds from issuance of common stock under at-the-market offering, net of offering expenses	4,237,397	—
Proceeds from public offering of common stock, net of commissions and underwriting	—	28,200,003
Payment of offering costs	—	(203,768)
Net cash provided by financing activities	5,344,507	28,433,238
Net decrease in cash and cash equivalents	(14,200,240)	(4,596,622)
Cash and cash equivalents at beginning of period	59,405,817	72,636,886
Cash and cash equivalents at end of period	$45,205,577	$68,040,264
Supplemental disclosures of noncash information:
Property and equipment in accounts payable/accrued expenses	$—	$86,282
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). The Company sold 1,318,752 shares of common stock under the ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the three- and nine-months ended September 30, 2024. The Company did not sell any securities under the ATM Program during the three- and nine-months ended September 30, 2023.
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

Going Concern Assessment
Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 Presentation of Financial Statements - Going Concern, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. To date, the Company has funded its operations through service revenues (which have since ceased), and with proceeds from the sale of its preferred stock, common stock and convertible notes, and through the exercise of stock options. The Company has incurred recurring losses since inception, including a net loss of $43.0 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $206.2 million. Based on its current cash expenditure forecast, the Company expects that its existing cash and cash equivalents will fund its operations into the fourth quarter of 2025.The interim condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The accompanying interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company expects to continue to generate operating losses in the foreseeable future. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic transactions and/or licensing arrangements to remain in operation. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other strategic transactions. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to incur restructuring costs, and the Company may be unable to continue operations. Management’s belief with respect to the Company's ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. Based on these factors, as of November 13, 2024, the issuance date of the interim condensed consolidated financial statements for the three and nine months ended September 30, 2024, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued.

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
There were no impairments identified for the year ended December 31, 2023 or for the three and nine months ended September 30, 2024.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Piper Sandler & Co, (the “Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.5 million of deferred offering costs as of September 30, 2024 and $0.3 million as of December 31, 2023.
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
Note 3 – Marketable Securities
Marketable securities consisted of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$3,467,888	$3,157	$—	$3,471,045
Commercial paper	1,979,620	1,490	—	1,981,110
Total marketable securities	$5,447,508	$4,647	$—	$5,452,155

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$2,989,460	$430	$—	$2,989,890
Government securities	15,342,582	888	(2,902)	15,340,568
Commercial paper	7,928,122	1,301	(13)	7,929,410
Total marketable securities	$26,260,164	$2,619	$(2,915)	$26,259,868
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and nine months ended September 30, 2024 or 2023. Realized gains and losses are included in other income (expense) on the consolidated statements of operations.
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
During the three and nine months ended September 30, 2024 and 2023, we recognized no year-to-date credit loss related to our short-term investments, and had no allowance for credit loss recorded as of September 30, 2024 or December 31, 2023.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$35,014,888	$—	$—	$35,014,888
U.S. Treasuries	1,748,407	—	—	1,748,407
Government securities	—	5,424,966	—	5,424,966
Commercial paper	—	2,742,203	—	2,742,203
Total cash equivalents	36,763,295	8,167,169	—	44,930,464

Marketable securities:
U.S. Treasuries	$3,471,045	$—	$—	$3,471,045
Commercial paper	—	1,981,110	—	1,981,110
Total marketable securities	3,471,045	1,981,110	—	5,452,155
Total cash equivalents and marketable securities	$40,234,340	$10,148,279	$—	$50,382,619
There have been no changes to the valuation methods during the nine months ended September 30, 2024. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2024.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2024 and December 31, 2023.

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
U.S. Treasuries	$3,488,205	$—	$—	$3,488,205
Money market	50,122,883	—	—	50,122,883
Commercial paper	—	2,494,670	—	2,494,670
Government securities	—	2,981,550	—	2,981,550
Total cash equivalents	53,611,088	5,476,220	—	59,087,308

Marketable securities:
U.S. Treasuries	$2,989,890	$—	$—	$2,989,890
Commercial paper	—	7,929,410	—	7,929,410
Government securities	—	15,340,568	—	15,340,568
Total marketable securities	2,989,890	23,269,978	—	26,259,868
Total cash equivalents and marketable securities	$56,600,978	$28,746,198	$—	$85,347,176
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023

Computer equipment	$563,859	$550,861
Furniture and fixtures	98,628	98,628
Lab equipment	1,240,678	1,180,445
Leasehold improvements	298,941	298,941
Total	2,202,106	2,128,875
Accumulated depreciation/amortization	(997,011)	(728,293)
Property and equipment, net	$1,205,095	$1,400,582
Depreciation/amortization expense totaled $88,949 and $78,294 for the three months ended September 30, 2024 and 2023, respectively. Depreciation/amortization expense totaled $269,691 and $233,062 for the nine months ended September 30, 2024 and 2023, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023

Accrued professional services	$319,462	$297,160
Accrued employee expenses	2,701,878	3,625,911
Accrued research and development expenses	1,502,456	1,146,398
Accrued other	69,029	104,491
Total	$4,592,825	$5,173,960
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of September 30, 2024 and December 31, 2023 of which 31,050,448 and 29,271,629 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of September 30, 2024 and December 31, 2023, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
On August 10, 2022, the Company also entered into the Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program (the “ATM Program”) under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company sold 1,318,752 shares of common stock under the ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the three- and nine-months ended September 30, 2024. The Company did not sell any shares under the ATM Program during the three and nine months ended September 30, 2023.
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at September 30, 2024. The Company had approximately $0.5 million of deferred offering costs as of September 30, 2024 and $0.3 million as of December 31, 2023.
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
Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at September 30, 2024 and September 30, 2023 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(14,597,366)	$(12,595,211)	$(42,985,123)	$(38,388,130)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	29,841,883	29,266,309	29,622,670	28,129,005
Net loss per share - basic and diluted	$(0.49)	$(0.43)	$(1.45)	$(1.36)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at September 30, 2024 and September 30, 2023:

	2024	2023

Options to purchase common stock	6,596,403	5,490,165
Total shares of common stock equivalents	6,596,403	5,490,165
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of September 30, 2024, there were 1,388,539 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on

January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of September 30, 2024, there were 839,336 shares of common stock reserved for future issuance under the 2021 ESPP and 230,768 shares had been granted or purchased under the 2021 ESPP.

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

During the three and nine months ended September 30, 2024, the Company recognized incremental stock-based compensation expense of $84 thousand and $120 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss.
The Company recognized stock-based compensation expense of $1,640,116 and $4,776,623 during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $1,479,160 and $4,086,547, respectively. As of September 30, 2024, compensation expense remaining to be recognized for outstanding stock options was $11,544,508 and to be recognized over a weighted-average period of 2.28 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the nine months ended September 30, 2024, the Company granted 1,530,445 shares of stock options at a weighted-average grant date fair value of $3.69.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

Weighted-average risk-free interest rate	3.93% - 4.82%	3.46% - 4.24%
Expected term (in years)	5.00 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	66.08% - 69.85%	64.86% - 70.50%
The following table summarizes the stock option activity during the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	5,496,397	$6.54
Granted	1,530,445	3.69
Exercised	(229,299)	3.19
Cancelled	(201,140)	8.84
Outstanding at September 30, 2024	6,596,403	$4.45	7.44	$240,331

Vested and exercisable at September 30, 2024	3,664,815	$4.88	6.49	$43,303
For the three and nine months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development	$714,573	$657,652	1,959,834	1,864,462
General and administrative	925,543	821,508	2,816,789	2,222,085
Total	$1,640,116	$1,479,160	$4,776,623	$4,086,547
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
As of September 30, 2024, inclusive of the renewal outlined above, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, and New York, New York were $16,500 due in 2024 and $11,000 due in 2025.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at September 30, 2024 were as follows:

Amount
Remainder of 2024	$183,546
2025	739,689
2026	761,877
2027	784,737
2028	808,278
Thereafter	2,874,231
Total future lease payments	6,152,358
Less: Imputed interest	(1,911,332)
Total lease liabilities	$4,241,026
Lease liabilities	$324,702
Lease liabilities, net of current portion	3,916,324
Total lease liabilities	$4,241,026
Quantitative information regarding the Company’s leases for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30, 2024	September 30, 2023
Lease costs:
Operating lease cost	$574,232	$675,743
Short-term lease cost	113,792	114,069
Sublease income	(19,200)	(133,530)
Total lease costs	$668,824	$656,282
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$549,000	$650,863
Operating cash flows from short-term leases	113,792	114,069
	$662,792	$764,932
Weighted-average remaining lease term - operating leases	7.58 years	8.55 years
Weighted-average discount rate - operating leases	10.0%	10.0%
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

Universal-RAS Program (IMM-1-104)

In September 2022, the FDA cleared our IND application for IMM-1-104. In November 2022, we commenced dosing in the Phase 1 portion of our Phase 1/2a clinical trial of IMM-1-104 for the potential treatment of patients with advanced solid tumors, including those harboring RAS mutations, and in March 2024 we commenced dosing in the Phase 2a portion. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, pharmacokinetics ("PK"), pharmacodynamics ("PD"), and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration utilizing a Bayesian modified toxicity probability interval ("mTPI-2") statistical design to establish an optimized recommended Phase 2 dose ("RP2D") in solid tumor patients with evidence of any RAS mutation. The Phase 2a portion includes evaluating IMM-1-104 in multiple dose expansion arms. In November 2023 we announced that we had expanded the IMM-1-104 Phase 1/2a clinical trial design by increasing the number of Phase 2a expansion arms to five, including two combination therapy arms and three monotherapy arms.

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

In September 2024, we announced initial response data for the first five patients treated with IMM-1-104 at 240mg administered orally once a day, in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer, part of the Phase 2a portion of our Phase 1/2a clinical trial. Of the five initial patients evaluated, the first patient had achieved a complete response, the second patient had achieved an unconfirmed partial response, the third and fourth patients had achieved stable disease, and the fifth patient showed equivocal progressive disease, collectively representing an initial 80% disease control rate (DCR) and an initial 40% overall response rate (ORR), in each case as measured by RECIST. As of September 12, 2024, the date of the announcement, all five patients remained on treatment, and the combination of IMM-1-104 plus modified gemcitabine/nab-paclitaxel was observed to be well tolerated. Additionally, the clinical trial’s Data and Safety Monitoring Board approved enrolling, and we began dosing, additional patients in this combination arm at 320mg administered orally once daily.

In October 2024, we announced that the FDA granted orphan drug designation for IMM-1-104 for the treatment of pancreatic cancer.

We plan to announce initial data from at least one additional arm of the Phase 2a portion of our Phase 1/2a clinical trial of IMM-1-104 by the end of 2024.

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

We plan to provide initial PK, PD and safety data from the Phase 1 portion of our Phase 1/2a clinical trial of IMM-6-415 by the end of 2024.

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
During the three and nine months ended September 30, 2024, we sold 1,318,752 shares of common stock under the ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses).
Since inception, we have had significant annual operating losses. Our net loss was approximately $43.0 million for the nine months ended September 30, 2024 and approximately $53.5 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of approximately $206.2 million and approximately $50.7 million in cash, cash equivalents and marketable securities.
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
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
As of November 4, 2024, the issuance date of the interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements were issued. See Note 1 - Organization to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources” below for additional information on our assessment.
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

Our direct research and development expenses are tracked on a program-by-program basis once they are in Phase 1 clinical trials and consist of external costs and fees paid to CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, contractor/consultant fees, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$11,253	$10,050	$1,203	12.0%
General and administrative	4,014	3,869	145	3.7%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	15,274	13,926	1,348	9.7%
Loss from operations	(15,274)	(13,926)	(1,348)	9.7%
Other income (expense)
Interest income	547	856	(309)	(36.1)%
Other income, net	129	476	(347)	(72.9)%
Net loss	$(14,598)	$(12,594)	$(2,004)	15.9%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$4,592	$2,199	$2,393	108.8%
IMM-6-415	1,212	1,379	(167)	(12.1)%
Other programs	1,165	2,402	(1,237)	(51.5)%
Indirect research and development expenses:
Employee-related costs	3,138	3,048	90	3.0%
Stock-based compensation expense	715	658	57	8.7%
Facilities and other expenses	370	308	62	20.1%
Depreciation/amortization	61	56	5	8.9%

Total research and development	$11,253	$10,050	$1,203	12.0%
Research and development expenses increased by approximately $1.2 million, or 12.0%, to approximately $11.3 million for the three months ended September 30, 2024 as compared to approximately $10.1 million for the three months ended September 30, 2023. The increase of approximately $1.2 million was primarily due to an increase of approximately $1.0 million related to direct research and development expenses, including a $2.4 million increase in expenses related to IMM-1-104, offset by an approximately $0.2 million decrease in expenses related to IMM-6-415 driven by decreased manufacturing and preclinical spend, offset by increased clinical spend. The increase was additionally offset by a decrease of approximately $1.2 million in expenses for earlier stage programs. The remaining variance was driven by an increase in unallocated research and development expenses of approximately $0.2 million, which was primarily driven by increased employee-related costs of $0.1 million, in addition to increased facilities and other expenses and depreciation/amortization of $0.1 million, in aggregate.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Employee-related costs	$2,057	$1,951	$106	5.4%
Stock-based compensation expense	926	822	104	12.7%
Professional fees	695	734	(39)	(5.3)%
Facilities and other allocated expenses	68	88	(20)	(22.7)%
Other	268	274	(6)	(2.2)%

Total general and administrative	$4,014	$3,869	$145	3.7%
General and administrative expenses increased by approximately $0.1 million, or 3.7%, to approximately $4.0 million for the three months ended September 30, 2024 compared to approximately $3.9 million for the three months ended September 30, 2023. The increase of approximately $0.1 million was primarily due to increased stock-based compensation expense of approximately $0.1 million as well as an increase in employee-related costs of $0.1 million, offset by minor decreases in professional fees for accounting, auditing and legal services and facilities and other allocated expenses, in the aggregate.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 in the three months ended September 30, 2024 and 2023. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $309 thousand for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, driven by lower interest rates as of September 2024 and a lower total cash balance leading to an overall decrease in interest income.
Other income was approximately $129 thousand for the three months ended September 30, 2024, compared to $476 thousand for the three months ended September 30, 2023. This is primarily as a result of the increase in the accretion of premiums related to our marketable securities.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$33,107	$29,714	$3,393	11.4%
General and administrative	12,384	12,375	9	0.1%
Amortization of intangible asset	22	22	—	—%
Total operating expenses	45,513	42,111	3,402	8.1%
Loss from operations	(45,513)	(42,111)	(3,402)	8.1%
Other income (expense)
Interest income	2,178	2,853	(675)	(23.7)%
Other income	350	870	(520)	(59.8)%
Net loss	$(42,985)	$(38,388)	$(4,597)	12.0%

Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$12,045	$5,265	$6,780	128.8%
IMM-6-415	3,372	4,261	(889)	(20.9)%
Other programs	4,700	7,164	(2,464)	(34.4)%
Indirect research and development expenses:
Employee-related costs	9,826	10,019	(193)	(1.9)%
Stock-based compensation expense	1,960	1,864	96	5.2%
Facilities and other expenses	1,020	977	43	4.4%
Depreciation/amortization	184	164	20	12.2%

Total research and development	$33,107	$29,714	$3,393	11.4%

Research and development expenses increased by approximately $3.4 million, or 11.4%, to approximately $33.1 million for the nine months ended September 30, 2024 as compared to approximately $29.7 million for the nine months ended September 30, 2023. The increase of approximately $3.4 million was primarily due to an increase of approximately $3.4 million related to direct research and development expenses, of which there was a $6.8 million increase in expenses related to IMM-1-104, offset by a $0.9 million decrease in expenses related to IMM-6-415 driven by decreased manufacturing and preclinical spend, and by a $2.5 million decrease in spend for earlier stage programs. The remaining variance was driven by decreased unallocated research and development costs of approximately $34 thousand. This decrease in indirect research and development cost was driven by a $0.2 million decrease associated with employee-related costs, offset by minor increases in stock-based compensation expense, facilities and other expenses, and depreciation/amortization, in the aggregate.

General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Employee-related costs	$6,300	$6,345	$(45)	(0.7)%
Stock-based compensation expense	2,817	2,222	595	26.8%
Professional fees	2,051	2,580	(529)	(20.5)%
Facilities and other allocated expenses	223	298	(75)	(25.2)%
Other	993	930	63	6.8%

Total general and administrative	$12,384	$12,375	$9	0.1%

General and administrative expenses increased by approximately $9 thousand, or 0.1%, to approximately $12.4 million for the nine months ended September 30, 2024 compared to approximately $12.4 million for the nine months ended September 30, 2023. The increase of approximately $9 thousand was primarily due to increased stock-based compensation expense of approximately $0.6 million, along with increased other expenses of $0.1 million, offset by a decrease in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.5 million, a decrease of $0.1 million for facilities and other allocated expenses, and a decrease in employee-related costs of $45 thousand.
Amortization of Intangible Asset
Amortization of intangible asset was $21,950 in the nine months ended September 30, 2024, and 2023. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $0.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by lower interest rates as of September 2024 and a lower total cash balance leading to an overall decrease in interest income.
Other income was approximately $0.4 million for the nine months ended September 30, 2024, compared to $0.9 million for the nine months ended September 30, 2023. This is primarily a result of the increase in the accretion of premiums related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options.
As of September 30, 2024, we had an accumulated deficit of $206.2 million and $50.7 million in cash, cash equivalents and marketable securities. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into the Sales Agreement with the Sales Agent to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through the ATM Program. The Company sold 1,318,752 shares of common stock under the ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the three- and nine-months ended September 30, 2024.
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

As of September 30, 2024, we have contractual obligations related to various leases of $0.2 million for 2024, $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028 and $2.9 million for the periods thereafter.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Going Concern Assessment

Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date of the issuance of our unaudited condensed consolidated financial statements for the period ended September 30, 2024. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. See Note 1 - Organization to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment. Until such time as we can generate revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaborations, license and development agreements.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,489)	$(37,193)
Investing activities	20,944	4,164
Financing activities	5,345	28,433

Net increase in cash and cash equivalents	$(14,200)	$(4,596)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2024, operating activities used approximately $40.5 million of cash, primarily resulting from our net loss of approximately $43.0 million and changes in assets and liabilities of $2.6 million, partially offset by stock-based compensation expense of approximately $4.8 million and the reduction in carrying amount of right-of-use assets of approximately $0.2 million.

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
Net Cash Provided by Investing Activities
During the nine months ended September 30, 2024, investing activities provided approximately $20.9 million of cash, primarily resulting from the maturities of marketable securities of approximately $26.4 million, partially offset by purchases of marketable securities of $5.4 million and property and equipment of approximately $76 thousand.
During the nine months ended September 30, 2023, investing activities provided approximately $4.2 million, primarily resulting from the maturities of marketable securities of approximately $33.3 million, partially offset by purchases of marketable securities of $28.9 million and purchases of property and equipment of $0.2 million.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was approximately $5.3 million, primarily driven by proceeds of approximately $4.2 million from the issuance of common stock under the Company's ATM program, net of offering expenses, in addition to $0.7 million from the exercise of stock options and approximately $0.4 million from the Company's employee stock purchase plan.
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
As of September 30, 2024, we had an accumulated deficit of $206.2 million. During the nine months ended September 30, 2024, we recorded a net loss of $43.0 million. In addition, during the nine months ended September 30, 2024 we used $40.5 million in operating activities resulting in a cash, cash equivalents and marketable securities balance of $50.7 million as of September 30, 2024. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Based on our currently forecasted operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of November 13, 2024, the issuance date of the interim condensed consolidated financial statements for the three and nine ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. We are developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs which could adversely affect our business prospects, or we may be unable to continue operations.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $43.0 million and $53.5 million for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $206.2 million. As noted below and further described elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from November 13, 2024. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting ongoing Phase 1/2a clinical trials for each of our product candidates, IMM-1-104 and IMM-6-415, for the treatment of advanced solid tumors in patients harboring RAS or RAS/RAF mutant tumors, respectively. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
•incur costs in connection with capital raising activities and potential business restructuring activities, if required;
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
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
We will be forced to delay or reduce the scope of our development programs, reduce our research and development and our administrative costs, and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2024, we had $50.7 million in cash, cash equivalents and marketable securities. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended September 30, 2024 were issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs and commercialization efforts.
Additionally, substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose part or all of your investment in our Company.
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

As of September 30, 2024, we had approximately $50.7 million in cash, cash equivalents and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our development activities and other operations into the fourth quarter of 2025. As noted above and further described elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from November 13, 2024. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
As of December 31, 2023, we had approximately $75.7 million of federal and $42.1 million of state net operating loss carryforwards (“NOLs”) available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed initial safety and efficacy data from the Phase 2a portion of our Phase 1/2a clinical trial of IMM-1-104 in September 2024. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, our clinical trials will compete with other clinical trials for product candidates that focus on the same therapeutic targets (e.g., in the case of IMM-1-104, evaluating patients harboring RAS mutant tumors, and in the case of IMM-6-415, evaluating patients harboring RAS or RAF mutant tumors) as our current and potential future product candidates, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.
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
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or will not survive the full terms of the clinical trials (including without limitation because they may be late-stage cancer patients); and
•delays or difficulties in enrollment and completion of studies due to ongoing and future pandemics, or other widespread adverse health events.
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
The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only begun testing IMM-1-104 and IMM-6-415 in humans, and have only generated interim data from the ongoing Phase 1/2a trial of IMM-1-104, and otherwise our data for these product candidates is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety or other adverse events or concerns could negatively affect the development of IMM-1-104, IMM-6-415 or our other current or future product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.

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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trials for our lead product candidate IMM-1-104 or our second product candidate IMM-6-415. Further, we have only disclosed initial interim PK, PD, safety and other efficacy data for IMM-1-104. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
Disruptions at the FDA, the SEC and other government agencies including those caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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

As of September 30, 2024, we have granted and pending patent filings protecting our product candidates and platforms. With respect to IMM-1-104, we have global patent filings providing patent protection for the compound through at least 2041, as well as pending Patent Cooperation Treaty ("PCT") applications that have not yet entered the national phase providing the basis for additional national phase patent protection on methods of treatment and pharmaceutical compositions through 2044, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). The IMM-6-415 product candidate is covered by global patent filings providing patent protection for the compound through at least 2043, as well as multiple pending PCT applications that have not yet entered the national phase providing the basis for additional national phase patent protection on methods of treatment through 2044, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages. With respect to our platform technology, we have granted U.S. patents expiring in 2039 directed to DCT platform, as well as a pending U.S. patent application providing patent protection through 2039, if granted (excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). We filed patent applications related to our platform technology only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. In addition, our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection for any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents can protect the claimed uses of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.
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
As of September 30, 2024, we had 66 full-time employees, including 50 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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

We have in the past and may in the future acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, licensing arrangements or investments in complementary businesses. We have limited or in some cases no experience in completing such transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including without limitation:
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
• disputes regarding intellectual property and/or the scope and interpretation of licensing terms; and
• inability to develop a sales force for any additional product candidates.

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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company or a non-accelerated filer (as defined under applicable SEC rules), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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

Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

IMMUNEERING CORPORATION

Date: November 13, 2024	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)