Form 10-K
period 2024-12-31
Immuneering Corp
filed 2025-03-20
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(617) 500-8080
(Registrant’s telephone number, including area code)
_________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common Stock, par value $0.001 per share	IMRX	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $38.0 million (based upon a $1.28 closing sale price of the Class A common stock on that date on the Nasdaq Global Market).
As of March 13, 2025, the registrant had 35,887,252 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates (including whether as potential monotherapies or in combination with other therapeutic agents), the design, timing, disclosure of data, or outcome of our ongoing or planned preclinical studies or clinical trials involving IMM-1-104, IMM-6-415, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates when administered alone or in combination with other therapeutic agents, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company and related expected cash runway, our ability to continue as a going concern and our plans regarding raising additional capital, are forward-looking statements.
The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:
•our limited operating history;
•our history of operating losses;
•our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K and our future capital needs;
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
•risks related to ongoing and future pandemics, or other widespread adverse health events; and
•other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
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
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our Disease Cancelling Technology ("DCT") platform and capabilities to build a pipeline of product candidates with commercial value.
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
•Acquisitions, joint ventures or other transactions involving third parties could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

PART I
Item 1. Business
We are a clinical-stage oncology company seeking to develop and commercialize more effective and better tolerated therapies for cancer patients. We aim to achieve this goal through Deep Cyclic Inhibition® of clinically-validated core signaling pathways such as the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Our inclusive approach differentiates us from chronically targeted precision therapies, which are generally limited by toxicity, resistance and/or application to specific mutations only.
We are currently evaluating our lead product candidate, IMM-1-104, in a Phase 1/2a clinical trial in patients with advanced solid tumors including those harboring RAS or RAF mutations. IMM-1-104 is being developed as a once-daily oral deep cyclic inhibitor of the MAPK signaling pathway, specifically at the level of mitogen-activated protein kinase kinase ("MEK"). IMM-1-104 is designed to improve tolerability and expand indications beyond currently registered MEK inhibitors to include RAS-driven tumors such as most pancreatic cancers.
Our second product candidate, IMM-6-415, aims to achieve broad activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of MEK.
Deep cyclic inhibition ("DCI") is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our pipeline also includes a discovery program targeting RAS, an undisclosed target, and other small molecule drug discovery programs.
In September 2022, the FDA cleared our IND application for IMM-1-104 and, in November 2022, we commenced dosing in our Phase 1/2a clinical trial of IMM-1-104 for the potential treatment of patients with advanced solid tumors including those harboring RAS mutations. The Phase 2a portion includes evaluating IMM-1-104 in multiple dose expansion and combination arms. We began dosing the Phase 2a cohorts in March 2024.
In January 2025, we announced positive interim response and safety data from three Phase 2a pancreatic cancer arms of the IMM-1-104 clinical trial, as well as our plans to initiate additional Phase 2a arms of IMM-1-104 in combination with a BRAF inhibitor for melanoma, in combination with a KRAS G12C inhibitor in non-small cell lung cancer, and in combination with checkpoint inhibitors for both melanoma and non-small cell lung cancer. Additional data from the Phase 2a portion of the trial is expected in the second quarter of 2025.
In December 2023, the FDA cleared our IND application for IMM-6-415 and, in March 2024, we commenced dosing in our Phase 1/2a clinical trial of IMM-6-415 for the potential treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, pharmacokinetic (“PK”), pharmacodynamic (“PD”), and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a Bayesian modified toxicity probability interval ("mTPI-2") statistical design to establish an optimized recommended Phase 2 dose ("RP2D") in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes evaluating IMM-6-415 in multiple dose expansion arms.
In January 2025, we announced initial interim PK, PD and safety data from the Phase 1 portion of the ongoing IMM-6-415 Phase 1/2a clinical trial. In February 2025, we paused further patient enrollment in the IMM-6-415 Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program.
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
•identify novel biology, specifically evaluating potential new ways to drug an existing target by utilizing our proprietary DCT, and analyze mechanisms of existing drugs;
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
Our current programs are focused on tumors driven by mutations of the RAS/RAF/MEK/ERK (i.e., the MAPK) signaling pathway, and other relevant signaling pathways. Existing drugs targeting the MAPK pathway are generally limited by toxicity, resistance and/or are narrowly focused on subpopulations with specific mutations. The MAPK pathway functions to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation and progression of tumors.
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
IMM-1-104’s Deep Cyclic Inhibition of MEK is Designed to Improve Tolerability and Broaden Activity vs. Chronic Inhibition of MEK

Our Wholly Owned Pipeline
Our oncology programs target clinically validated pathways while seeking to improve patient outcomes across a wide range of solid tumor types through our differentiated programs. Our current pipeline of product candidates and discovery programs is depicted below.

Immuneering Pipeline

TUMOR	TYPE	DISCOVERY / IND-ENABLING / CLINICAL TRIALS (PHASE I, PHASE II, PHASE III)
IMM-1-104		
Pancreatic (PDAC)	Combination	1L, IMM-1-104 + mGem/nab-Pac
Pancreatic (PDAC)	Combination	1L, IMM-1-104 + mFOLFIRINOX
Pancreatic (PDAC)	Monotherapy	2L (or 1L)
Melanoma (MEL)	Combination	Planned → 2L, 3L, IMM-1-104 + PD-1
Melanoma (MEL)	Combination	Planned → 2L, 3L, IMM-1- 104 + BRAFi
Melanoma (MEL)	Monotherapy	2L, 3L, post-IO (or 1L)
Non-small cell lung cancer (NSCLC)	Combination*	LIBTAYO (cemiplimab-rwlc) Planned → 1L, IMM-1-104 + PD-1
Non-small cell lung cancer (NSCLC)	Combination	Planned → 2L, 3L, IMM-1-104 + G12Ci
Non-small cell lung cancer (NSCLC)	Monotherapy	2L, 3L, post-IO
Additional Oncology Programs		
Solid Tumors	Monotherapy	IMM-6-415
Solid Tumors	Monotherapy	Multiple DCI Programs

*Clinical supply agreement with Regeneron Pharmaceuticals REGENERON SCIENCE TO MEDICINE®

Our Lead Clinical Stage Program: IMM-1-104
Our lead product candidate, IMM-1-104, is being developed as a once-daily oral therapy in advanced solid tumors including those with RAS or RAF mutations. IMM-1-104 is designed to achieve a unique PK profile: it aims for a manyfold higher CMax to provide stronger inhibition of the MAPK pathway than has been observed with first and second generation MEK inhibitors, followed by a complete release of the MAPK pathway through a near-zero drug trough. We believe this deep cyclic inhibition may enable broad activity with improved tolerability and limit the development of adaptive resistance.
IMM-1-104 was observed to bind to MEK and acts as a highly selective inhibitor of mitogen-activated protein kinase kinase kinase ("ERK") activation (i.e., phosphorylation), with a “Dual MEK” function that is designed to block the CRAF-bypass feedback to prevent MAPK pathway reactivation. IMM-1-104 is designed with a short plasma half-life that reduces sustained pathway inhibition (as depicted above). IMM-1-104 is also designed to prevent RAF-mediated activation of MEK, such as CRAF-bypass, by engagement of the RAF activation loop on MEK, and at elevated levels further disrupt the kinase suppressor of RAS 1 and 2 ("KSR"). We believe this innovative method of pathway inhibition has the ability to normalize cancer cell signaling dynamics and limits unnecessary harm to normal healthy cells. Collectively, we believe these qualities differentiate IMM-1-104 from other treatment options for RAS or RAF mutant and other MAPK-addicted tumors, as well as from known MEK inhibitors, by potentially enabling IMM-1-104 to reduce drug resistance while improving tolerability.
In preclinical studies, we observed that IMM-1-104 inhibited MEK and ERK across a wide range of human and murine solid tumor models, including those with activating mutations in KRAS, NRAS, HRAS, and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung, colon, pancreas, and skin cancer, and observed tumor stasis or regression with insignificant body weight loss ("BWL") when compared to certain FDA-approved MEK inhibitors at reported human dose equivalent dose and schedules. Given the data observed in these preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and in select drug combinations for patients with RAS or RAF mutant solid tumors who currently have limited treatment options.

In September 2022, the FDA cleared our IND for IMM-1-104 and, in November 2022 we commenced dosing in a Phase 1/2a clinical trial for IMM-1-104 in patients with advanced solid tumors harboring RAS or RAF mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-1-104. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration utilizing a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAS mutation.
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
In March 2024, we provided updated interim data from the Phase 1 portion of the IMM-1-104 Phase 1/2a clinical trial, in which encouraging initial signs of clinical activity and a well-tolerated safety profile in a refractory patient population were observed. Based on this data, we selected a RP2D of 320 mg once daily (and 240 mg once daily during the lead-in period for the combination arms), intended to be administered to patients in the trial separated into five arms as follows:
•IMM-1-104 monotherapy in patients with PDAC in the first- or second-line setting (N≈30);
•IMM-1-104 monotherapy in patients with RAS-mutant melanoma in the second- or third-line setting post-immunotherapy, or in the first-line setting for patients who are not candidate for existing therapies (N≈30);
•IMM-1-104 monotherapy in patients with RAS-mutant non-small cell lung cancer in the second- or third-line setting (N≈30);
•IMM-1-104 in combination with modified FOLFIRINOX ("mFFX") in patients with PDAC in the first-line setting (N≈30), including a lead-in period with dosing at 240 mg once daily; and
•IMM-1-104 in combination with modified gemcitabine plus nab-paclitaxel ("mGnP") in patients with PDAC in the first-line setting, including a lead-in period with dosing at 240 mg once daily (N≈30).
We also dosed the first patient in the Phase 2a portion of the trial in March 2024.
In April 2024, we presented preclinical data at the American Association for Cancer Research ("AACR") annual meeting demonstrating that combining IMM-1-104 with chemotherapies used in the treatment of first-line pancreatic cancer yielded deeper and more durable tumor growth inhibition than either treatment alone. We view these data as supportive of the ongoing Phase 2a portion of our clinical trial of IMM-1-104.

IMM-1-104 +/- Chemotherapy in MIA PaCa-2 Pancreatic Xenograft Model
In July 2024, we announced that the FDA granted Fast Track designation for IMM-1-104 as a first-line treatment for patients with PDAC.
In September 2024, we announced initial interim data from the Phase 2a portion of the IMM-1-104 Phase 1/2a clinical trial, for the first five patients treated with IMM-1-104 at 240mg administered orally once a day (i.e. the combination arm lead-in dose), in combination with mGnP in first-line pancreatic cancer. Of the five initial patients evaluated, the first patient had achieved a complete response, the second patient had achieved an unconfirmed partial response, the third and fourth patients had achieved stable disease, and the fifth patient showed equivocal progressive disease, collectively representing an initial interim 80% disease control rate (DCR) and an initial interim 40% overall response rate (ORR), in each case as measured by the Response Evaluation Criteria in Solid Tumors ("RECIST") method. Also as of September 12, 2024, the date of the announcement, all five patients remained on treatment, and the combination of IMM-1-104 plus modified gemcitabine/nab-paclitaxel was observed to be well tolerated. Additionally, the clinical trial’s Data and Safety Monitoring Board approved enrolling, and we began dosing, additional patients in this combination arm at 320mg administered orally once daily.
In October 2024, we announced that the FDA granted orphan drug designation for IMM-1-104 for the treatment of pancreatic cancer.
In December 2024, we announced that the FDA granted Fast Track designation for IMM-1-104 for patients with unresectable or metastatic NRAS-mutant melanoma who have progressed on or are intolerant to PD-1/PD-L1 based immune checkpoint inhibitors.
In January 2025, we announced updated and initial interim response and safety data from three Phase 2a pancreatic cancer arms of our ongoing Phase 1/2a clinical trial of IMM-1-104:
•IMM-1-104 in combination with mGnP: as of December 5, 2024, of the seven evaluable patients in the ongoing Phase 2a arm evaluating IMM-1-104 with mGnP in first-line pancreatic cancer, one patient achieved a complete response, two patients achieved a partial response, three patients achieved stable disease, and one patient showed progressive disease, collectively representing an interim 86% (6/7) disease control rate (DCR) and an interim 43% (3/7) overall response rate (ORR), in each case as measured by RECIST. The three patients that achieved stable disease, and one of the patients that achieved a partial response, remained on treatment. We also announced that, as of December 5, 2024, IMM-1-104 in combination with mGnP was observed to be generally well tolerated. As of December 5, 2024, treatment-emergent adverse events (TEAEs) observed in ten-percent (10%) or greater of evaluable patients dosed with IMM-1-104 at 240mg (n=6) or 320mg (n=15) were mostly Grade 1 or Grade 2 events, with some Grade 3 events observed including for: Anemia (3 patients or 14%), Diarrhea (1 patient or 5%) and Neutrophil Count Decrease (2 patients or 10%); no Grade 4 or Grade 5 TEAEs were observed in this subset of the patient population.

•IMM-1-104 in combination with mFFX: as of January 6, 2025, of the six evaluable patients in the ongoing Phase 2a arm evaluating IMM-1-104 with mFFX in first-line pancreatic cancer, three patients achieved a partial response (one unconfirmed) and three patients achieved stable disease, collectively representing an interim 50% (3/6) overall response rate (ORR), in each case as measured by RECIST. The three patients that achieved partial responses, and one of the patients that achieved stable disease, remained on treatment. We also announced that, as of January 6, 2025, IMM-1-104 in combination with mFFX was observed to be generally well tolerated.
•IMM-1-104 Monotherapy: as of December 5, 2024, of the twenty-one evaluable patients in the ongoing Phase 2a arm evaluating IMM-1-104 monotherapy in second-line pancreatic cancer, eleven patients achieved disease control, including one patient that achieved a partial response with a sixty-seven percent (67%) target lesion reduction, in each case as measured by RECIST. The patient that achieved the forementioned partial response, and eight of the patients that achieved stable disease, remained on treatment. We also announced that, as of December 5, 2024, IMM-1-104 monotherapy was observed to be very well tolerated. As of December 5, 2024, treatment-related adverse events ("TRAEs") observed in ten-percent (10%) or greater of evaluable patients dosed with IMM-1-104 at 320mg (n=21) were mostly Grade 1 events, with some Grade 2 events observed including for: Rash (1 patient or 5%), Diarrhea (2 patients or 10%), Fatigue (1 patient or 5%) and Blurred Vision (1 patient or 5%); no Grade 3, Grade 4 or Grade 5 TRAEs were observed in this subset of the patient population.
Also in January 2025, we announced our plans to initiate in 2025 additional Phase 2a arms of IMM-1-104 in combination with a BRAF inhibitor for melanoma, in combination with a KRAS G12C inhibitor in non-small cell lung cancer, and in combination with checkpoint inhibitors for both melanoma and non-small cell lung cancer.
In February 2025, we announced entry into a clinical supply agreement with Regeneron Pharmaceuticals for its anti-PD-1 therapy, Libtayo® (cemiplimab), which intends to support the evaluation of IMM-1-104 in combination with Libtayo in patients with unresectable or metastatic RAS-mutant non-small cell lung cancer.
We expect additional data from the Phase 2a portion of the IMM-1-104 trial in the second quarter of 2025.
Our Second Clinical Stage Program: IMM-6-415
Our second program is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway, designed with unique drug-like properties including a shorter plasma half-life for an accelerated pharmacokinetic cadence dosed twice-daily in humans. Our product candidate for this program is designated as IMM-6-415, and is designed to target MEK in a way that disrupts the MAPK pathway at ERK through reduction of MEK activation. We designed IMM-6-415 to have a unique PK and PD profile that may be optimized for distinct solid tumors, potentially including a broad range of MAPK-driven tumors as a monotherapy, as well as for a variety of combination approaches.
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
In December 2023, the FDA cleared our IND application for IMM-6-415 and, in March 2024, we commenced dosing in a Phase 1/2a clinical trial of IMM-6-415 for the treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes evaluating IMM-6-415 in multiple dose expansion arms at the candidate RP2D.

In January 2025, we announced initial interim PK, PD and safety data from the monotherapy Phase 1 portion of the ongoing IMM-6-415 clinical trial. As of December 23, 2024, seventeen patients dosed orally with IMM-6-415 twice daily were evaluable for PK and PD analyses (as depicted in the image below). Of these patients, the Company dosed three patients at 40 mg (the first dose level), three patients at 80 mg (the second dose level), three patients at 120 mg (the third dose level), and eight patients at 160 mg (the fourth dose level). The majority of patients dosed at the second, third and fourth dose levels achieved significant PK Cmax levels, which is the plasma concentration of therapy in a specific area of the body, with IMM-6-415 of over 1,000 ng/mL or approximately 100 nM drug free-fraction. In addition, up to 72%, 76% and 77% PD inhibition of phosphorylated extracellular signal-regulated kinase ("pERK") was observed, as compared to pre-treatment baseline for patients dosed with IMM-6-415 at the second, third and fourth dose levels, respectively. The majority of patients dosed at the first, second and third dose levels showed a return to favorably low PK Ctrough levels, with IMM-6-415 of less than approximately 200 ng/mL or approximately 20 nM drug free-fraction. We also announced that, as of December 23, 2024, IMM-6-415 monotherapy was observed to be generally well tolerated at all tested dose levels, with no dose limiting toxicities or serious adverse events observed.
IMM-6-415 Phase 1: Monotherapy PK/PD Summary Analyses as of December 23, 2024:
In February 2025, we paused further patient enrollment in the IMM-6-415 Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program.
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

Our Team
We were founded in 2008 by our Chief Executive Officer and President, Benjamin J. Zeskind, Ph.D., and Robert J. Carpenter, a current member of our Board of Directors (the "Board") and its former Chairperson, with the goal of leveraging translational bioinformatics to generate insights into the mechanisms that cause certain patients to respond to specific medicines across multiple therapeutic areas, and then seeking to make responses happen in a much broader population of patients. Our multi-disciplinary research and development ("R&D") team is led by our Chief Scientific Officer, Dr. Brett Hall, who was the translational lead for Sylvant® (siltuximab) and Imbruvica® (ibrutinib) throughout clinical development. Our clinical team is led by our Chief Medical Officer, Igor Matushansky, M.D., Ph.D., who has extensive oncology drug development expertise, including overseeing the completion of NAPOLI-3 leading to the approval of NALIRIFOX for first-line pancreatic cancer, and decades of experience in the clinical treatment of cancer patients. Our leadership team brings together expertise across translational bioinformatics, preclinical and clinical development, and pharmaceutical business operations in oncology and includes individuals with extensive experience at some of the leading pharmaceutical and biotechnology companies, including Johnson & Johnson, Merck, Regeneron, AstraZeneca, Ipsen Pharmaceuticals, Daiichi Sankyo, Novartis and Immunomedics (acquired by Gilead Sciences).
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
Our Strategy
We are a clinical-stage oncology company seeking to develop and commercialize more effective and better tolerated therapies for cancer patients. We aim to achieve this goal through deep cyclic inhibition of clinically-validated core signaling pathways, such as the MAPK pathway, impacting cancer cells while sparing healthy cells. Our approach is designed to include patients with solid tumors driven by any activation mutation in KRAS, NRAS, HRAS, or BRAF. Our platform is designed to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. We are developing novel product candidates that aim to optimize safety, efficacy, and durability of response for diseases with suboptimal treatment options. To achieve our mission, we are executing a near-term strategy with the following key elements:
•Advance our Lead Program, IMM-1-104, through Clinical Development. We believe that IMM-1-104 has the potential to treat broad populations of solid tumor patients, specifically those with inappropriate activation of the MAPK pathway. IMM-1-104 has been specifically designed to provide deep cyclic inhibition of the MAPK pathway with a once-daily oral dosing cadence. IMM-1-104 was designed to overcome MAPK-feedback loops and to have an intentionally short plasma half-life with the goal of providing deep cyclic inhibition. Collectively, we believe IMM-1-104 has potential as both a monotherapy and in combination with other therapeutic agents to provide broader therapeutic activity and an improved tolerability profile relative to known MEK inhibitors, and that IMM-1-104 has the potential to target patients with solid tumors driven by any mutation in KRAS, NRAS, HRAS, or BRAF. IMM-1-104 is currently being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors, including those harboring RAS or RAF mutations.
•Advance our Second Program, IMM-6-415, through Clinical Development. IMM-6-415 has been specifically designed with unique properties, including a shorter half-life for an accelerated cadence to provide deep cyclic inhibition of the MAPK pathway. We believe that its characteristics will be optimal for twice-daily (BID) administration in humans in a variety of tumors, including those with RAF or RAS mutations, as well as enhanced activity in combination with other therapeutic agents. IMM-6-415 is currently being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAF or RAS mutations. In February

2025, we paused further patient enrollment in the IMM-6-415 Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program.
•Progress Our Pipeline of Additional MAPK and other Pathway Programs to IND-Enabling Studies. Other key programs in our pipeline leverage our deep understanding of the MAPK and other relevant signaling pathways, and are grounded in translational bioinformatics and signaling dynamics. For example, we are advancing programs designed to directly modulate RAS activity through novel mechanisms, with the aim of killing RAS-driven tumors while sparing healthy cells. We also actively apply our platform to other relevant pathways as new opportunities arise that may strengthen our pipeline.
•Continue to Grow and Advance Our Platform. We have built a clinical-stage oncology company that fully integrates bioinformatics and translational planning across all aspects of our drug discovery and development activities. We currently utilize our bioinformatics platform for our drug discovery efforts in oncology. These efforts are translationally guided by our proprietary, human-aligned 3D tumor models, and as we advance our product candidates into and through the clinic, we plan to utilize data and insights from our bioinformatics platform and proprietary humanized 3D tumor models to not only guide future clinical development but to also provide key learnings back to our earlier stage programs. Lastly, we continue to iterate on our existing technology and processes, and develop new technologies for our platform, all aimed at creating the most efficient process for the development of product candidates that we believe have the potential to optimize both safety and efficacy in broad patient populations of cancer patients with high unmet medical needs.
Our Bioinformatics Approach
Leveraging our history in translational bioinformatics, we have built a clinical-stage oncology company that incorporates our expertise into every step of our process to discover and develop novel product candidates. Our goal is to meaningfully improve patient outcomes as compared to drugs developed through traditional drug discovery approaches. Two of our product candidates, IMM-1-104 and IMM-6-415, are currently being evaluated in Phase 1/2a clinical trials, while the rest of our programs are in earlier stages of discovery. We have expanded our team of experts, including drug discovery and clinical development experts, to develop a pipeline of product candidates by leveraging our translational bioinformatics expertise.
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

IMM-1-104 Design and Preclinical Overview
Background of MEK Inhibitors
Activating mutations of RAS and/or RAF in the MAPK pathway are observed in approximately 30% of all cancer patients, and inappropriate activation of this pathway is observed in up to 50% of all tumors and represents one of the most highly utilized signaling pathways in oncology. In aggressive solid tumors of the pancreas, skin, lungs and colon, mutations in RAS and/or RAF are even more common. For example, approximately 40% of lung cancers and approximately 90% of pancreatic cancers are due to RAS and/or RAF mutations. In turn MEK, which is downstream in the cellular signaling cascade, represents a compelling area for treatment and has previously been validated as a therapeutic target. However, to date, FDA-approved MEK inhibitors have been ineffective at treating RAS mutant tumors when compared to BRAF mutant tumors because of a well-known mechanism of resistance, CRAF-mediated MEK reactivation, also known as CRAF-bypass. In addition, a well-known limitation of current FDA approved MEK inhibitors are high rates of serious drug-related adverse events ("SAE’s"), often observed in over 50% of treated patients, which leads to drug intolerability. The longer half-life of these drugs (e.g., up to 2 to 4 days) with once per day or less frequent dosing, or moderate half-life (e.g., 3 to 6 hours) with increased dosing frequency, contributes to high rates of adverse events because typically these drugs chronically and systemically circulate for an extended period of time and harm healthy normal cells, which also rely on the MAPK pathway for functionality and survival. Our goal in developing IMM-1-104 is to address these shortcomings and potentially provide patients with better outcomes, improved tolerability, durability and expanded drug-drug combination opportunities (as depicted below).
Our Solution: IMM-1-104

We have leveraged our platform to develop our lead product candidate IMM-1-104, which is designed to be a highly selective dual-MEK inhibitor and to promote additional scaffold-related disruption of KSR at elevated drug levels. We are currently developing IMM-1-104 as a potential treatment for patients with cancer, including pancreatic, melanoma and non-small cell lung cancer ("NSCLC") caused by mutations of RAS or RAF. In order to overcome MAPK-feedback and CRAF-mediated MEK activation, a well-known limitation of some current FDA-approved MEK inhibitors, we developed IMM-1-104 to allosterically inhibit MEK by targeting the site lying adjacent to the binding pocket of adenosine triphosphate ("ATP"), which would result in downstream inhibition of ERK. In addition, unlike some current FDA-approved MEK inhibitors, IMM-1-104 is designed to prevent MEK activation through a unique target engagement to prevent RAF or KSR-mediated activation of MEK. We believe that bypassing pathway reactivating drug resistance mechanisms would provide for better patient outcomes by enhancing therapeutic activity throughout the course of treatment. By reducing or eliminating steady state drug trough levels, we also designed IMM-1-104 to limit or reduce high rates of serious drug-related adverse events that have been observed in current FDA-approved MEK inhibitors (e.g., which can range from 45% to 69%), most often given in combination with a RAF inhibitor, which contributes to discontinuation rates of up to 10% to 15%.
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
Preclinical Studies: Overview of IMM-1-104
In multiple preclinical studies, we observed that IMM-1-104 inhibited activation of MEK (i.e., pMEK) as well as activation of ERK (i.e., pERK) across a wide range of murine and humanized 3D solid tumor models, including those with MAPK pathway activating mutations in KRAS, NRAS, HRAS and BRAF. In addition, in head-to-head preclinical studies, we evaluated IMM-1-104 in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung (i.e., A549), colon (i.e., Colon-26), pancreas (i.e., MIA PaCa-2. CAPAN-2) and skin cancer (i.e., A375 and SK-MEL-2), and observed superior antitumor activity with insignificant BWL when compared to certain FDA-approved MEK inhibitors and superior or non-inferior antitumor activity when compared to certain FDA-approved KRAS-G12C and BRAF inhibitors, at reported human dose equivalent dose and schedules. Given the data observed in our previously conducted preclinical studies, we believe that IMM-1-104 has the potential to deliver clinical benefit as monotherapy and in select drug combinations for patients with RAS or RAF mutant solid tumors who currently have limited treatment options.
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
We evaluated IMM-1-104 head-to-head against binimetinib and selumetinib in an aggressive murine colorectal tumor model (i.e., Colon-26), which expresses mutant KRASG12D. We observed that IMM-1-104 demonstrated greater tumor growth inhibition, where notably 5 of 8 mice experienced tumor regression during the first 10 days of dosing, as well as greater tolerability, evidenced by changes in BWL. In addition, we observed that IMM-1-104 had overall better durability of antitumor response as compared to the two FDA-approved MEK inhibitors, as demonstrated by significantly lower tumor volume ("TV") progression. This study demonstrated that IMM-1-104 as compared to binimetinib and selumetinib provided greater tumor inhibition, lower BWL and lower TV progression (as depicted below).

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
3D tumor growth models mimic the tumor microenvironment ("TME") more closely than 2D culture models, and we believe humanized 3D models more accurately reflect human tumor biology and complexity when translating pharmacological data of MAPK pathway inhibition in vivo. We have established and evaluated over 190 humanized 3D tumor models, a majority of which display activating mutations in the RAS isoforms, amongst other altered MAPK pathway targets, including BRAF, CRAF, NF1 and ERK, to evaluate their sensitivities to IMM-1-104. In general, we observed that tumor models with KRAS or NRAS mutations and certain molecular profiles were sensitive to IMM-1-104, including tumor models displaying BRAF mutations. For example, IMM-1-104 IC50 dose-response values in 3D assays as low as 23.7 nM were observed in tumor models that expressed NRAS mutants such as Q61L, Q61R, G12D, Q61K, among others. Similarly, KRAS mutant tumor models were sensitive to IMM-1-104 treatment, with IC50 dose responses as low as 66.7 nM when displaying mutations including Q61H, G12C, G12V, G13D, G12D, G12R, among others. Certain tumor models with BRAF mutations were also found to be sensitive to IMM-1-104 with IC50 dose responses in 3D assays as low as 54.2 nM for V600E (class 1) and G464E (class 2) mutations. A clear driver mutation in RAS or RAF was generally predictive of IMM-1-104 response, but a smaller number of RAS or RAF mutant models displaying certain oncogenic mutation profiles were found to be insensitive to IMM-1-104 and displayed IC50 dose response values of over 10,000 nM.
We observed that IMM-1-104 displays broad activity with additional responses in MAPK pathway addicted tumors. Also, our 3D tumor modeling data suggested that certain MAPK-dependent lesions in KRAS mutant pancreatic cancer and NRAS mutant melanoma may be particularly sensitive to single agent IMM-1-104, followed by KRAS mutant lung and colon cancers.
IMM-6-415 Design and Preclinical Overview
Our second program is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway, designed with unique drug-like properties including a shorter plasma half-life for an accelerated pharmacokinetic cadence dosed twice-daily in humans. Our product candidate for this program is designated as IMM-6-415. IMM-6-415 is designed to target MEK in a way that disrupts the MAPK pathway at ERK through reduction of MEK activation. We designed IMM-6-415 to have a unique PK and PD profile that may be optimized for distinct solid tumors, potentially including a broad range of MAPK-driven tumors as a monotherapy, as well as for a variety of combination therapy approaches. We are currently evaluating IMM-6-415 in a Phase 1/2a clinical trial for the potential treatment of patients with advanced solid tumors. In February 2025, we paused further patient enrollment in the IMM-6-415 Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program.

Preclinical Studies: Overview of IMM-6-415
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
RAS Modulators Program
We are developing investigational mutation agnostic RAS modulators that are designed to cyclically modulate RAS for the potential treatment of solid tumors. We believe our investigational RAS modulators have the potential to therapeutically disrupt MAPK signaling in patients with various RAS mutant tumors, which represent approximately 20% of all cancer patients. Some existing therapies in this class target specific RAS mutations, such as KRAS-G12C and KRAS-G12D, while others are not mutation-restricted (for example, pan-RAS inhibitors). However, the more clinically advanced molecules are typically designed to chronically inhibit RAS, and generally have issues with durability and tolerability. We believe that a DCI approach to pan-RAS modulation can improve clinical utility. Our RAS program is currently in the drug discovery stage of development.

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
Our platform is not limited to a single aspect or pathology; rather, it is disease-agnostic, which we believe enables us to identify, develop and evaluate product candidates across multiple disease areas simultaneously, with our current focus in oncology. While we currently have an emphasis on transcriptomic data, our platform is not limited to a single data type and thus we believe it will be able to evolve as new datasets emerge. Our platform enabled the initiation, discovery and development of our product candidates IMM-1-104 and IMM-6-415, and has led us to identify additional potential product candidates with novel compositions of matter by leveraging our platform and drug discovery process. Moreover, our platform has previously been applied extensively in successful partnerships with large pharmaceutical and biotechnology companies, and through our internal drug discovery and development.
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
Early in the program, we utilized human data to generate translational profiles specific to cancer patients experiencing cachexia, which causes extreme weight loss and muscle wasting. DCT was then utilized to identify targets and intervention time points, otherwise known as biological perturbations, that could counteract cachexia. Among the highest ranked perturbations were multiple MEK inhibitors, but only the gene expression profiles induced by these MEK inhibitors at early time points (i.e., at 3 and 6 hours) were ranked highly for cancelling the disease-associated signals according to our technology. In contrast, the gene expression signals induced by MEK inhibitors at a later time point (i.e., at 24 hours) amplified or mimicked the transcriptomic signatures associated with diseases. These findings pointed to the importance of a feedback loop in the MAPK pathway called the CRAF-bypass, which may lead to resistance of MEK inhibition, and highlighted the critical importance of designing IMM-1-104 to potentially counteract the CRAF-bypass.

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
Our Platform and Our Early-Stage Oncology Pipeline
In our early-stage oncology pipeline, we are leveraging novel chemistry including PK changes with the goal of achieving optimal signaling dynamics and deep cyclic inhibition to maximize therapeutic activity in broad populations while improving tolerability. We plan to evaluate each of our programs in humanized 3D models and leverage bioinformatics to prioritize indications and identify sensitive patient subgroups.
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
Our Oncology Programs
The current FDA-approved treatment options that target MAPK pathway cancers generally are either MEK inhibitors limited by their high rates of serious drug-related adverse events that result in drug intolerability and drug resistance through MAPK-feedback loops, or KRAS inhibitors limited to patients with specific KRAS mutations. We expect that our oncology programs targeting the MAPK pathway may compete with current FDA-approved therapies or clinical programs targeting RAS or RAF mutant tumors that are being advanced by certain pharmaceutical and biotechnology companies.

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
As of February 1, 2025, we had: two issued U.S. patents; four issued patents outside the U.S.; three pending U.S. patent applications; 40 pending patent applications outside the U.S.; twenty U.S. provisional applications; and five Patent Cooperation Treaty ("PCT") applications that have not entered national stage. These patents and patent applications relate to various subject matter, including: our product candidate IMM-1-104, our product candidate IMM-6-415, our DCT, and Fluency. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable, our owned issued U.S. patent and any patents that may issue from our owned pending U.S. patent applications are expected to expire between February 2039 and July 2044; any patents that may issue from our owned pending foreign patent applications are expected to expire between January 2041 and July 2044.
With respect to IMM-1-104, as of February 1, 2025, we had: four issued patents outside the U.S.; three pending PCT applications; one pending U.S. patent application; seventeen U.S. provisional applications; and twenty pending patent applications outside the U.S. The issued claims in these patents outside the U.S. are directed to protecting IMM-1-104, related compounds, pharmaceutical compositions, and methods of use. The U.S. patent application, and these pending patent applications outside the U.S., include pending claims directed to compounds, pharmaceutical compositions, and methods of use. Any patent that may issue, based upon these pending applications related to IMM-1-104, is expected to expire between January 2041 and July 2044, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to IMM-6-415, as of February 1, 2025, we had: two pending PCT applications, one pending U.S. patent application; three U.S. provisional applications; and twenty pending patent applications outside the U.S. Any patent that may issue based upon the pending PCT applications is expected to expire between November 2043 and July 2044, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to DCT, as of February 1, 2025, we had: two issued U.S. patents. The issued claims of these U.S. patents are directed to methods (processes) and systems. Our issued U.S. patents related to our DCT are expected to expire in April 2039, excluding any possible patent term extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to Fluency, as of February 1, 2025, we had: one pending U.S. patent application. The pending claims of this U.S. patent application are directed to methods (processes) and systems. Any patent that may issue from our pending patent application related to Fluency is expected to expire in February 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
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
In addition to our reliance on patent protection for our inventions, product candidates, products (if approved), and technologies, we also seek to protect our brand through the procurement of trademark rights. As of February 1, 2025, we held certain trademark registrations and pending applications for trademark registration for the marks DEEP CYCLIC INHIBITION, FLUENCY, DISEASE CANCELLING and IMMUNEERING in the United States. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We have determined that certain technologies, including some of our software, are better protected as trade secrets. To mitigate the possibility of trade secret misappropriation, we typically enter into non-disclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also typically enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they develop while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls that are subject to periodic review. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-

market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application ("ANDA") or an NDA submitted under Section 505(b)(2) (a "505(b)(2) NDA"), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
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
Healthcare Reform
In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the "ACA", was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:
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
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In addition, the American Rescue Plan, effective January 1, 2024, eliminates the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (the "MDRP"), which is currently capped at 100% of the AMP for a covered outpatient drug.
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
Human Capital
As of December 31, 2024, we had 66 full-time employees, 50 of whom were dedicated to research and development, and 23 of whom held doctorate degrees (i.e., Ph.D. or M.D.). None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We believe that much of our success is rooted in our commitment to inclusion. We value skills and experience at all levels and focus on extending our inclusion and belonging initiatives across our entire workforce.
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
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2a clinical trials of

IMM-1-104 and IMM-6-415 for the treatment of advanced solid tumors in patients harboring RAS and/or RAF mutant tumors, respectively. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $61.0 million and $53.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $224.3 million. As noted below and further described elsewhere in this Annual Report on Form 10-K, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting ongoing Phase 1/2a clinical trials for each of our product candidates, IMM-1-104 and IMM-6-415, for the treatment of advanced solid tumors in patients harboring RAS and/or RAF mutant tumors, respectively. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development and our administrative costs, and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we had $36.1 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the year ended December 31, 2024 were issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue some or all of our product development programs and/or other operations.
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
As of December 31, 2024, we had $36.1 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our development activities and other operations into 2026. As noted above and further described elsewhere in this Annual Report on Form 10-K, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. For example in the past, due to macroeconomic conditions including inflation and higher interest rates, the stock price of biotech companies, including ours, generally declined, making fundraising in our industry more difficult and on less favorable terms. Furthermore, additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and potentially commercialize our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our operations, sell assets and/or seek other strategic alternatives.
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
We may seek additional capital through a variety of means, including through public or private equity offerings made pursuant to the Sales Agreement (as defined herein) or otherwise, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, for example, as we did in April 2023, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition to dilution, such financings may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions (including operating restrictions) that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our ability to use our net operating losses and other tax attributes may be limited.
As of December 31, 2024, we had approximately $106.9 million of federal and $47.4 million of state net operating loss carryforwards ("NOLs"), available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed updated interim safety and efficacy data from the Phase 2a portion of our ongoing Phase 1/2a clinical trial of IMM-1-104 in January 2025, and initial interim safety, PK, and PD data from the Phase 1 portion of our ongoing Phase 1/2a clinical trial of IMM-6-415 in January 2025. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary and/or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
Patients in our clinical trials may in the future suffer significant drug-related adverse events or other side effects, including those not observed in our preclinical studies or previous clinical trials. Some of our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, our product candidates, when used in combination with other therapies, may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation, chemotherapy or other aggressive treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still negatively impact the success of our clinical trials. Similarly, already critically ill patients that we enroll in our clinical trials have in the past and may in the future experience adverse medical events due to the general gravity or advanced stage of such patients’ illnesses, in each case which could adversely affect our clinical trials even though such outcomes are not related or attributable to our product candidates.

If significant drug-related adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, our clinical trials will compete with other clinical trials for product candidates that focus on the same therapeutic targets as our current and potential future product candidates, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.
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
The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only begun testing IMM-1-104 and IMM-6-415 in humans, and have only generated interim data from the ongoing Phase 1/2a trials of IMM-1-104 and IMM-6-415, and otherwise our data for these product candidates is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety or other adverse events or concerns could negatively affect the development of IMM-1-104, IMM-6-415 or our other current or future product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.
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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trials for our lead product candidate IMM-1-104 or our second product candidate IMM-6-415. Further, we have only disclosed interim data for IMM-1-104 and IMM-6-415. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
We contract with third parties, including contract manufacturing organizations and consultants, for the manufacture of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for commercialization of any approved product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or be able to acquire such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
Disruptions at the FDA, the SEC and other government agencies including those caused by funding shortages, mandated personnel reductions or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Similarly, incoming administrations have taken and may in the future take measures to reduce personnel at, and funding for, regulatory agencies. If a prolonged government shut down or other disruption at the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, as a public company, future government shutdowns could impact our ability to further access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Separately, in response to the global COVID-19 pandemic, the FDA has continued to monitor and implement changes to its inspection activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new variants, pandemics or other widespread adverse health events may lead to further inspection delays. Regulatory authorities outside the United States have in the past and may in the future adopt similar restrictions or other policy measures in response to such events. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

As of February 1, 2025, we had granted and pending patent filings directed to our product candidates and platforms. With respect to IMM-1-104, we had global patent filings providing patent protection for the compound through at least 2041, as well as pending Patent Cooperation Treaty ("PCT") applications that have not yet entered the national phase providing the basis for additional national phase potential patent claims directed to methods of treatment and pharmaceutical compositions through 2044, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). The IMM-6-415 product candidate relates to global patent filings that, if granted, are expected to have expiration dates through at least 2043, as well as multiple pending PCT applications that have not yet entered the national phase providing the basis for additional national phase potential patent claims directed to methods of treatment through 2044, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages. With respect to our platform technology, we have granted U.S. patents expiring in 2039 directed to our DCT platform (excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). We filed patent applications related to our platform technology only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. In addition, our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection for any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents can protect the claimed uses of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.
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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our licensors or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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
As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates or platform may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that others have not filed patent applications for a product candidate or technology covered by our pending patent applications, or that we were the first to file a patent application related to a product candidate or technology. Our competitors may have filed, and may in the future file, patent applications covering our product candidates, products (if approved) or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could require us to obtain rights to issued patents relating to such technologies. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.
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
Although no third party has asserted a claim of patent infringement against us to date, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, administrative and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our results of operations. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary, including bioinformatics and computational biologist specialists, for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. We currently do not maintain "key person" insurance for any of our executive officers (other than our chief executive officer) or other employees, and such insurance, even if in place, may not be adequate.
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
As of December 31, 2024, we had 66 full-time employees, including 50 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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

Acquisitions, joint ventures or other transactions involving third parties could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We have in the past and may in the future acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, licensing arrangements, supply agreements or investments in complementary businesses. We have limited or in some cases no experience in completing such transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including without limitation:
• disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
• unanticipated liabilities related to acquired companies;

• difficulties integrating acquired personnel, technologies and operations into our existing business;
• diversion of management time and focus from operating our business to acquisition integration or other collaboration challenges;
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
•our ability to continue as a going concern;
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
The trading market for our Class A common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly (as has happened in the past), we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Item 2. Properties
Our principal office is located at 245 Main Street, Second Floor Cambridge, Massachusetts 02142, where we lease approximately 100 square feet of office space under a service agreement that can be terminated by either party upon 30 days written notice.
We also lease a property in San Diego, California, with approximately 38,613 square feet of office and laboratory space under a lease that terminates on April 30, 2032.
Additionally, we lease approximately 100 square feet of office space in New York, New York under a service agreement that currently runs through August 31, 2025.
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
Holders of Our Common Stock
As of March 13, 2025, there were approximately 60 registered holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees”. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the quarterly period ended December 31, 2024.
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
Overview
We are a clinical-stage oncology company seeking to develop and commercialize more effective and better tolerated therapies for cancer patients. We aim to achieve this goal through deep cyclic inhibition of clinically-validated core signaling pathways such as the MAPK pathway, impacting cancer cells while sparing healthy cells. Our inclusive approach differentiates us from chronically targeted precision therapies, which are generally limited by toxicity, resistance and/or application to specific mutations only.
We are currently evaluating our lead product candidate, IMM-1-104, in a Phase 1/2a clinical trial in patients with advanced solid tumors including those harboring RAS or RAF mutations. IMM-1-104 is being developed as a once-daily oral deep cyclic inhibitor of the MAPK signaling pathway, specifically at the level of MEK. IMM-1-104 is designed to improve tolerability and expand indications beyond currently registered MEK inhibitors to include RAS-driven tumors such as most pancreatic cancers.
Our second product candidate, IMM-6-415, aims to achieve broad activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of MEK.
Deep cyclic inhibition, or DCI, is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our pipeline also includes a discovery program targeting RAS, an undisclosed target, and other small molecule drug discovery programs.
In September 2022, the FDA cleared our IND application for IMM-1-104 and, in November 2022, we commenced dosing in our Phase 1/2a clinical trial of IMM-1-104 for the potential treatment of patients with advanced solid tumors including those harboring RAS mutations. The Phase 2a portion includes evaluating IMM-1-104 in multiple dose expansion and combination arms. We began dosing the Phase 2a cohorts in March 2024.
In January 2025, we announced positive interim response and safety data from three Phase 2a pancreatic cancer arms of the IMM-1-104 clinical trial, as well as our plans to initiate additional Phase 2a arms of IMM-1-104 in combination with a BRAF inhibitor for melanoma, in combination with a KRAS G12C inhibitor in non-small cell lung cancer, and in combination with checkpoint inhibitors for both melanoma and non-small cell lung cancer. Additional data from the Phase 2a portion of the trial is expected in the second quarter of 2025.
In December 2023, the FDA cleared our IND application for IMM-6-415 and, in March 2024, we commenced dosing in our Phase 1/2a clinical trial of IMM-6-415 for the potential treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial includes dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion includes evaluating IMM-6-415 in multiple dose expansion arms.
In January 2025, we announced initial interim PK, PD and safety data from the Phase 1 portion of the ongoing IMM-6-415 Phase 1/2a clinical trial. In February 2025, we paused further patient enrollment in the IMM-6-415 Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program.
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
BioArkive was a San Diego based contract research organization that previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive was fully integrated into our operations following the acquisition and now exclusively supports our internal preclinical research activities for our oncology pipeline. In connection with the acquisition, we assumed the obligations under BioArkive’s three lease agreements.
On April 20, 2023, we completed an underwritten offering, pursuant to which we issued and sold 2,727,273 shares of our Class A common stock at an offering price of $11.00 per share. The aggregate net proceeds received from the offering were $28.2 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.2 million.
During the twelve months ended December 31, 2024, we sold 1,318,752 shares of Class A common stock through our “at the market” equity offering program ("ATM Program"), at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses). In January 2025, we sold an additional 4,836,804 shares of Class A common stock through our ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses).
Since our inception, we have had significant annual operating losses. Our net loss was approximately $61.0 million and $53.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $224.3 million and approximately $36.1 million in cash and cash equivalents.
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
Based on our current business plans, we believe that our existing cash and cash equivalents as of December 31, 2024 and the $13.7 million net proceeds from the sale of Class A common stock through our ATM Program in January 2025 will enable us to fund our development activities and other operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.
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

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$47,964	$41,624	$6,340	15.2%
General and administrative	16,078	16,760	(682)	(4.1)%
Amortization of intangible asset	29	29	—	—%
Total operating expenses	64,071	58,413	5,658	9.7%
Loss from operations	(64,071)	(58,413)	(5,658)	9.7%

Other income (expense)
Interest income	2,593	3,607	(1,014)	(28.1)%
Other income, net	441	1,334	(893)	(66.9)%
Net loss	$(61,037)	$(53,472)	$(7,565)	14.1%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$18,099	$9,289	$8,810	94.8%
IMM-6-415	6,521	5,171	1,350	26.1%
Other programs	6,031	9,395	(3,364)	(35.8)%
Unallocated research and development expenses:
Employee-related costs	12,912	13,564	(652)	(4.8)%
Stock-based compensation expense	2,755	2,669	86	3.2%
Facilities and other expenses	1,401	1,313	88	6.7%
Depreciation/amortization	245	223	22	9.9%

Total research and development	$47,964	$41,624	$6,340	15.2%
Research and development expenses increased by approximately $6.3 million, or 15.2%, to approximately $48.0 million for the year ended December 31, 2024 as compared to approximately $41.6 million for the year-ended December 31, 2023. The increase of approximately $6.3 million was primarily due to an increase of approximately $6.8 million related to direct research and development expenses, consisting of a $8.8 million increase related to the IMM-1-104 program and a $1.4 million increase related to the IMM-6-415 program, offset by a $3.4 million decrease in expenses for earlier stage and neuroscience programs as compared to the same prior year period, and by a decrease in unallocated research and development costs of approximately $0.5 million, primarily driven by decreased employee-related costs of $0.7 million, offset by a $0.2 million increase related to stock compensation expense, depreciation, facilities, and other allocated expenses in aggregate.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)

Employee-related costs	$8,253	$8,802	$(549)	(6.2)%
Stock-based compensation expense	3,746	3,058	688	22.5%
Professional fees	2,584	3,283	(699)	(21.3)%
Facilities and other allocated expenses	297	417	(120)	(28.8)%
Other	1,198	1,200	(2)	(0.2)%

Total general and administrative	$16,078	$16,760	$(682)	(4.1)%
General and administrative expenses decreased by approximately $0.7 million, or 4.1%, to approximately $16.1 million for the year ended December 31, 2024 compared to approximately $16.8 million for the year ended December 31, 2023. The decrease of approximately $0.7 million was primarily due to decreased employee-related costs of $0.5 million, decreased professional fees incurred for accounting, auditing, legal, public relations and tax services of approximately $0.7 million, and decreased facilities and other expenses of approximately $0.1 million in the aggregate; this decrease was offset by an increase in stock-based compensation of approximately $0.7 million.
Amortization of Intangible Asset
Amortization of intangible asset was $29 thousand for the years ended December 31, 2024 and 2023. This is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income, net
Interest income from the interest earned on our cash, cash equivalents and marketable securities balances decreased by approximately $1.0 million, driven by lower interest rates and a lower total cash balance, in the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Other income, net was approximately $0.4 million in the year ended December 31, 2024, compared to $1.3 million in the year ended December 31, 2023. This was primarily a result of the increase in the accretion of premiums related to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options. As of December 31, 2024, we had an accumulated deficit of $224.3 million and $36.1 million in cash and cash equivalents. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.
Since our inception, we have incurred significant operating losses. Our net loss was approximately $61.0 million and $53.5 million for the years ended December 31, 2024 and 2023, respectively. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues (which have ceased) and proceeds from sales of our debt and equity securities.
On August 10, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co, to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through our

ATM Program. We did not sell any shares of Class A common stock under the ATM Program during the year ended December 31, 2023. We sold 1,318,752 shares of Class A common stock under the ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the year ended December 31, 2024. In January 2025, we sold an additional 4,836,804 shares of Class A common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses).
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
As of December 31, 2024, we have contractual obligations related to various leases of $0.7 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029 and $2.0 million for the periods thereafter.
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
Based on our current business plans, we believe that our existing cash and cash equivalents as of December 31, 2024 and the $13.7 million net proceeds from the sale of Class A common stock through our ATM Program in January 2025 will enable us to fund our development activities and other operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Going Concern Assessment

Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date of the issuance of our consolidated financial statements for the period ended December 31, 2024. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. See Note 1 - Organization and Nature of Business to our consolidated financial statements in this Annual Report on Form 10-K for additional information on our assessment. Until such time as we can generate revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaborations, license and development agreements.

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(55,000)	$(48,969)
Investing activities	26,435	7,296
Financing activities	5,304	28,441

Net decrease in cash and cash equivalents	$(23,261)	$(13,232)
Net Cash Used in Operating Activities
During the year ended December 31, 2024, operating activities used approximately $55.0 million of cash, primarily resulting from our net loss of approximately $61.0 million, changes in our operating assets and liabilities of $0.9 million, and net amortization of premium (accretion of discount) on marketable securities of $0.3 million, partially offset by stock-based compensation expense of approximately $6.5 million and $0.7 million for the reduction in carrying amount of right-of-use assets and depreciation.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2024, cash provided from investing activities was approximately $26.4 million, primarily related to maturities of marketable securities of $31.9 million, offset by purchases of marketable securities of $5.4 million and $0.1 million for purchases of property and equipment.
During the year end December 31, 2023, cash provided from investing activities was approximately $7.3 million, primarily related to maturities of marketable securities of $52.3 million, offset by purchases of marketable securities of $44.7 million and $0.3 million for purchases of property and equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was approximately $5.3 million, primarily driven by proceeds of approximately $4.2 million from the issuance of Class A common stock under our ATM program, net of offering expenses, in addition to $0.7 million from the exercise of stock options and approximately $0.4 million from our employee stock purchase plan.
During the year ended December 31, 2023, net cash provided by financing activities was approximately $28.4 million, primarily driven by net proceeds, after deducting commissions and underwriting fees, of approximately $28.2 million from our underwritten follow-on equity offering in April 2023, in addition to $0.4 million from the exercise of stock options, offset by $0.2 million in payments of costs related to the follow-on equity offering.
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
Based on our currently forecasted operating plan, we believe that our existing cash and cash equivalents as of December 31, 2024 and the $13.7 million net proceeds from the sale of Class A common stock through our ATM Program in January 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2026. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of March 20, 2025, the issuance date of the consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the issuance date of such consolidated financial statements. We are developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our operations, sell assets or seek other strategic solutions.
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

Research and Development Costs
We incur substantial expenses associated with manufacturing and clinical trials. Accounting for clinical trials relating to activities performed by CROs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. Because payments of research and development activities do not always line up with the provision of such services, the balance sheet may reflect either an accrued or prepaid position. In estimating the duration of a clinical trial, we evaluate the start-up, treatment and wrap up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.
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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10-K.
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
We may qualify as an EGC until December 31, 2026, which is the end of the fiscal year following the fifth anniversary of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before that time, or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we will cease to be an EGC as of December 31 of the applicable year. We also will cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.
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

Item 8. Financial Statements and Supplementary Data
Immuneering Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immuneering Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Immuneering Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and used cash in operations in each of the two years ended December 31, 2024 and 2023, which management expects to continue into the foreseeable future. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Boston, Massachusetts
March 20, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$36,144,720	$59,405,817
Marketable securities	—	26,259,868
Prepaids and other current assets	3,442,849	3,417,984
Total current assets	39,587,569	89,083,669

Property and equipment, net	1,122,865	1,400,582
Goodwill	6,690,431	6,690,431
Intangible asset, net	350,413	379,680
Right-of-use assets, net	3,667,352	3,995,730
Other assets	1,295,783	1,034,446
Total assets	$52,714,413	$102,584,538

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,958,536	$2,111,666
Accrued expenses	4,973,129	5,173,960
Other liabilities	233,665	259,770
Lease liabilities	338,438	300,107
Total current liabilities	7,503,768	7,845,503

Long-term liabilities:
Lease liabilities, net of current portion	3,824,419	4,162,852
Total liabilities	11,328,187	12,008,355
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; 0 shares issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2024 and December 31, 2023; 31,050,448 and 29,271,629 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	31,050	29,272
Class B common stock, $0.001 par value, 20,000,000 shares authorized at December 31, 2024 and December 31, 2023; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	265,650,362	253,806,267
Accumulated other comprehensive loss	—	(778)
Accumulated deficit	(224,295,186)	(163,258,578)
Total stockholders' equity	41,386,226	90,576,183
Total liabilities and stockholders' equity	$52,714,413	$102,584,538
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31,
	2024	2023

Operating expenses
Research and development	$47,964,388	$41,624,018
General and administrative	16,077,746	16,759,602
Amortization of intangible asset	29,267	29,267
Total operating expenses	64,071,401	58,412,887
Loss from operations	(64,071,401)	(58,412,887)

Other income (expense)
Interest income	2,593,300	3,606,996
Other income, net	441,493	1,334,269
Net loss	$(61,036,608)	$(53,471,622)

Net loss per share attributable to common stockholders, basic and diluted	(2.04)	(1.88)
Weighted-average common shares outstanding, basic and diluted	29,981,565	28,416,558

Other comprehensive income:
Unrealized gain from marketable securities	778	29,342
Comprehensive Loss	$(61,035,830)	$(53,442,280)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2022	26,418,732	$26,419	—	$—	$219,640,912	$(30,120)	$(109,786,956)	$109,850,255

Issuance of common stock upon exercise of stock options	125,624	126	—	—	444,712	—	—	444,838

Issuance of common stock upon public offering, net of commissions, underwriting discounts and $203,768 in issuance costs	2,727,273	2,727	—	—	27,993,508	—	—	27,996,235

Stock-based compensation expense	—	—	—	—	5,727,135	—	—	5,727,135

Net loss	—	—	—	—	—	—	(53,471,622)	(53,471,622)

Other comprehensive income	—	—	—	—	—	29,342	—	29,342

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183

Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458

Issuance of common stock under at-the-market offering, net of commissions, underwriting discounts and $86,374 issuance costs	1,318,752	1,319	—	—	4,236,078	—	—	4,237,397

Issuance of common stock through employee stock purchase plan	230,768	230	—	—	374,422	—	—	374,652

Stock-based compensation expense	—	—	—	—	6,501,366	—	—	6,501,366

Net loss	—	—	—	—	—	—	(61,036,608)	(61,036,608)

Other comprehensive income	—	—	—	—	—	778	—	778

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net loss	$(61,036,608)	$(53,471,622)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation expense	355,807	322,816
Reduction in carrying amount of right-of-use assets	328,377	412,055
Amortization of intangibles	29,267	29,267
Stock-based compensation expense	6,501,366	5,727,135
Net accretion of discount on marketable securities	(259,181)	(1,017,583)
Loss on disposal of fixed assets	6,784	3,939
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	12,417
Prepaid expenses and other current assets	(24,865)	(172,660)
Other assets	(261,337)	(290,742)
Increase (decrease) in:
Accounts payable	(112,143)	(1,106,896)
Accrued expenses	(200,831)	721,989
Lease liabilities	(300,102)	(378,723)
Other liabilities	(26,105)	239,974
Net cash used in operating activities	(54,999,571)	(48,968,634)
Cash flows from investing activities:
Purchases of property and equipment	(84,875)	(342,746)
Purchases of marketable securities	(5,410,170)	(44,660,762)
Maturities of marketable securities	31,930,000	52,300,000
Net cash provided by investing activities	26,434,955	7,296,492
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions and underwriting	—	28,200,003
Payment of public offering costs	(40,988)	(203,768)
Proceeds from exercise of stock options	732,458	444,838
Proceeds from issuance of common stock under ATM, net of offering expenses	4,237,397	—
Proceeds from employee stock purchase plan	374,652	—
Net cash provided by financing activities	5,303,519	28,441,073
Net decrease in cash and cash equivalents	(23,261,097)	(13,231,069)
Cash and cash equivalents at beginning of period	59,405,817	72,636,886
Cash and cash equivalents at end of period	$36,144,720	$59,405,817
Supplemental disclosures of noncash investing and financing information:
Property and equipment in accounts payable/accrued expenses	$—	$14,983
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a clinical-stage oncology company developing medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS and/or RAF mutations. The Company aims to achieve broad activity through deep cyclic inhibition of the MAPK pathway, impacting cancer cells while sparing healthy cells. Immuneering’s product candidates IMM-1-104 and IMM-6-415 are in Phase 1/2a clinical trials in patients with advanced solid tumors harboring RAS/RAF mutations. The Company is developing IMM-1-104 as a once-daily oral therapy and IMM-6-415 as a twice-daily oral therapy, in each case aiming for activity through deep cyclic inhibition of the MAPK pathway at the level of MEK. The Company’s development pipeline also includes several early-stage programs.
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
During the twelve months ended December 31, 2024, the Company sold 1,318,752 shares of Class A common stock through its “at the market” equity offering program ("ATM Program"), at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses). In January 2025, the Company sold an additional 4,836,804 shares of Class A common stock through its ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses).
Going Concern Assessment
Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of Accounting Standards Codifications ("ASC") 205-40 Presentation of Financial Statements - Going Concern, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. To date, the Company has funded its operations: through service revenues (which have since ceased); with proceeds from the sale of its preferred stock, common stock and convertible notes; and through the exercise of stock options. The Company has incurred recurring losses since inception, including a net loss of $61.0 million for the twelve months ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $224.3 million. Based on management’s current operating plan and cash expenditure forecast, the Company expects that its existing cash and cash equivalents as of December 31, 2024 and the $13.7 million net proceeds from the issuance of common stock under the ATM in January 2025 will be able to fund operating expenses and capital expenditure requirements into 2026 but will not be sufficient to fund for a period of one year from the date that these consolidated financial statements are issued. The consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company expects to continue to generate operating losses in the foreseeable future. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic transactions and/or licensing arrangements to remain in operation. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other strategic transactions on acceptable terms, or at all. Additionally, the terms of any financing or strategic transaction may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to incur restructuring costs, and the Company may be unable to continue some or all of its operations. Management’s belief with respect to the Company's ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. Based on these factors, as of March 20, 2025, the issuance date of the consolidated financial statements for the year ended December 31, 2024, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of such consolidated financial statements.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the consolidated financial statements are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB ASC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the year ended December 31, 2024. Realized gains and losses are included in other income, net on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2024 and 2023, respectively.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2024. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 4 Fair Value Measurements.
There have been no changes to the valuation methods during the year ended December 31, 2024. We evaluate transfers between levels at the end of each reporting period.
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
The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves (i.e., unrecognized tax benefits) that are considered appropriate as well as the related net interest. As of December 31, 2024 and 2023, the Company had uncertain tax positions of $1,136,528 and $699,527, respectively. The Company has classified the unrecognized tax benefits as reductions of its tax credit carryforwards.
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
Research and Manufacturing Contract Costs and Accruals
The Company has entered into various research, development and manufacturing contracts with research institutions and other companies inside and outside of the United States. These agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Piper Sandler & Co, (the “Sales Agent”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through an “at the market” equity offering program. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.5 million and $0.3 million of deferred offering costs as of December 31, 2024 and 2023, respectively.

Net Income (Loss) per Share
The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2024 and 2023.
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
The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments during the years ended December 31, 2024 or 2023.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess performance. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard effective December 31, 2024, as reflected in these consolidated financial statements. ASU 2023-07 only impacted the disclosures and did not impact these consolidated financial statements. See Note 12 - Segments, for additional information related to the Company's adoption of ASU 2023-07.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard effective January 1, 2024 and there was no impact to these consolidated financial statements.

Note 3 – Marketable Securities
There were no marketable securities as of December 31, 2024. Marketable securities consisted of the following as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$2,989,460	$430	$—	$2,989,890
Government securities	15,342,582	888	(2,902)	15,340,568
Commercial Paper	7,928,122	1,301	(13)	7,929,410
Total marketable securities	$26,260,164	$2,619	$(2,915)	$26,259,868
The Company's marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the years ended December 31, 2024 and 2023. Realized gains and losses are included in other income (expense).

The Company's marketable securities portfolio contains investments in U.S. Treasury, other U.S. government-backed securities, and commercial paper. The Company reviews its portfolio based on the underlying risk profile of the securities and does not expect there to be a loss on these investments. The Company also regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions.
During the years ended December 31, 2024 and 2023, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of December 31, 2024 and 2023.
Note 4 – Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$35,865,754	$—	$—	$35,865,754
Total cash equivalents	$35,865,754	$—	$—	$35,865,754

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
U.S. Treasuries	$3,488,205	$—	$—	$3,488,205
Money market	50,122,883	—	—	50,122,883
Government securities	—	2,981,550	—	2,981,550
Commercial paper	—	2,494,670	—	2,494,670
Total cash equivalents	53,611,088	5,476,220	—	59,087,308

Marketable securities:
U.S. Treasuries	$2,989,890	$—	$—	$2,989,890
Government securities	—	15,340,568	—	15,340,568
Commercial paper	—	7,929,410	—	7,929,410
Total marketable securities	2,989,890	23,269,978	—	26,259,868
Total cash equivalents and marketable securities	$56,600,978	$28,746,198	$—	$85,347,176
There were no transfers between Level 1 and Level 2 and the Company had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2024 and 2023.
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023

Computer equipment	$570,778	$550,861
Furniture and fixtures	98,628	98,628
Lab equipment	1,236,233	1,180,445
Leasehold improvements	298,941	298,941
Total	2,204,580	2,128,875
Accumulated depreciation	(1,081,715)	(728,293)
Property and equipment, net	$1,122,865	$1,400,582
Depreciation and amortization expense totaled $355,807 and $322,816 for the years ended December 31, 2024 and 2023, respectively.
Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023

Accrued professional services	$193,646	$297,160
Accrued employee expenses	3,583,649	3,625,911
Accrued research and development expenses	1,106,872	1,146,398
Accrued other	88,962	104,491
Total	$4,973,129	$5,173,960

Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share, as of December 31, 2024 and December 31, 2023, of which 31,050,448 and 29,271,629 shares were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share, as of December 31, 2024 and December 31, 2023, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
On August 10, 2022, the Company also entered into the Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company is contractually obligated to pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any equity securities sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company sold 1,318,752 shares of Class A common stock under the ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the year ended December 31, 2024. The Company did not sell any shares under the ATM Program during the year ended December 31, 2023. In January 2025, the Company sold an additional 4,836,804 shares of Class A common stock through its ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses).
Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at December 31, 2024. The Company had approximately $0.5 million of deferred offering costs as of December 31, 2024 and $0.3 million as of December 31, 2023.
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

Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at December 31, 2024 and December 31, 2023 as follows:

	Year Ended December 31,
	2024	2023

Numerator:
Net loss	$(61,036,608)	$(53,471,622)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	29,981,565	28,416,558
Net loss per share - basic and diluted	$(2.04)	$(1.88)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at December 31, 2024 and December 31, 2023:

	2024	2023

Options to purchase common stock	6,382,149	5,496,397
Total shares of common stock equivalents	6,382,149	5,496,397
Note 9 - Stock-Based Compensation
During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of December 31, 2024, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan (the “2021 Plan”), the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of December 31, 2024, there were 1,602,793 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of December 31, 2024, there were 839,336 shares of common stock reserved for future issuance under the 2021 ESPP and 230,768 shares had been granted or purchased under the 2021 ESPP.
On May 21, 2024 (the “Effective Date”), based upon the recommendation of the Compensation Committee of the Company's Board of Directors, the Board of Directors approved an option repricing, in accordance with the 2021 Plan, which repricing was effected on the Effective Date. The repricing applied to options to purchase shares of the Company’s Class A common stock with an exercise price per share greater than $3.01 that were held by current employees and certain non-employee service providers under the 2021 Plan (the “Eligible Options”), including E.B. Brakewood, the Company’s Chief Business Officer, and Michael Bookman, the Company's Chief Legal Officer.

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

The effect of the option repricing resulted in a total incremental non-cash stock-based compensation expense of $0.6 million, which was calculated using the Black-Scholes option-pricing model, of which $0.2 million of the incremental non-cash stock-based compensation expense is associated with vested repriced options and will be recognized on a straight-line basis through the 13-month Retention Period. The remaining $0.4 million of the incremental non-cash stock-based compensation expense is associated with unvested repriced options and will be recognized as follows: (a) if the Retention Period is greater than the remaining original vesting period of the repriced option, the incremental cost will be amortized on a straight-line basis through the Retention Period end date or (b) if the Retention Period is less than the remaining original vesting term of the repriced option, the incremental cost will be amortized on a straight-line basis over the remaining original vesting period.

During the twelve months ended December 31, 2024, the Company recognized incremental stock-based compensation expense of $0.2 million associated with the option repricing which is included in general and administrative and research and development expense in the consolidated statement of operations and comprehensive loss.
During the years ended December 31, 2024 and December 31, 2023, the Company recognized stock-based compensation expense of $6,501,366 and $5,727,135, respectively. As of December 31, 2024, compensation expense remaining to be recognized for outstanding stock options was $9,961,729 and to be recognized over a weighted-average period of 2.14 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company's IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the year ended December 31, 2024, the Company granted 1,555,445 shares of stock options at a weighted-average grant date fair value of $3.67. For the year ended December 31, 2023, the Company granted 2,411,610 shares at a weighted-average grant date fair value of $5.41.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Weighted-average risk-free interest rate	3.93% - 4.82%	3.46% - 4.80%
Expected term (in years)	5.00 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	66.08% - 69.85%	64.86% - 70.50%
The following table summarizes the stock option activity during the year ended December 31, 2024:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	5,496,397	$6.54
Granted	1,555,445	3.67
Exercised	(229,299)	3.19
Cancelled	(440,394)	6.93
Outstanding as December 31, 2024	6,382,149	$4.40	7.47	$175,943

Vested and exercisable at December 31, 2024	3,803,755	$4.79	6.83	$62,870
For the years ended December 31, 2024 and 2023, the Company recognized share-based compensation expense on the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023

Research and development	$2,754,981	$2,668,710
General and administrative	3,746,385	3,058,425
Total	$6,501,366	$5,727,135
Note 10 – Income Taxes
A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate are as follows:

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	1.9%	(3.2)%
Permanent differences	(0.9)%	(0.9)%
Federal research and development credits	6.4%	4.1%
State research and development credits	—%	—%
Uncertain tax positions	(0.6)%	(0.4)%
Other differences	(2.0)%	0.1%
Change in valuation allowance	(25.8)%	(20.7)%
Effective income tax rate	—%	—%

As of December 31, 2024 and 2023, the components and tax effects of each type of item that gave rise to the net deferred tax assets were as follows:

	2024	2023
Deferred tax assets:
Stock-based compensation expense	$855,125	$1,387,849
Research expenses	22,286,355	16,282,709
Unrealized losses	—	172
Accrued Bonus	668,229	602,121
R&D credit carryforward	10,228,771	6,295,756
NOL carryforward	25,300,681	19,095,948
Gross deferred tax assets	59,339,161	43,664,555
Valuation allowance	(58,994,707)	(43,274,909)
Net deferred tax assets	344,454	389,646
Net deferred tax liabilities:
Prepaid expenses deducted for tax	(139,736)	(173,497)
Right-of-use	(108,976)	(103,034)
Tax depreciation in excess of book	(95,742)	(113,115)
Total deferred tax liabilities	(344,454)	(389,646)
Net deferred taxes	$—	$—
Federal net operating losses (“NOL”) generated in tax years ended after December 31, 2017 are limited to 80% of taxable income, only carried forward and carried forward indefinitely under the Internal Revenue Code of 1986, as amended (the “IRC”). There was no income tax expense or benefit in 2024. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2024, the Company has federal and state NOLs of $106,908,178 and $47,418,182, respectively, all generated after the tax year ended December 31, 2017. At December 31, 2024, the Company has federal and state research and development credit carryforwards of $8,279,555 and $2,032,358, respectively, that start to expire beginning in 2027.
As the Company has not yet achieved profitable operations, management believes the tax benefits as of December 31, 2024 did not satisfy the realization criteria set forth in ASC Topic 740, Income Taxes and, therefore, has recorded a full valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2024 by $15,719,798 due to the increase in the deferred tax assets by approximately the same amount, primarily due to NOL and research and development expenses.
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
As of December 31, 2024 and December 31, 2023, the Company had uncertain tax positions of $1,136,528 and $699,527, respectively. The Company has classified the unrecognized tax benefits as reductions of its tax carryforwards. The

Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2024 and 2023.
As of December 31, 2024 and December 31, 2023, unrecognized tax benefits were as follows:

	2024	2023
Beginning balance	$699,527	$541,067
Increase due to current year tax position	437,001	158,460
Ending balance	$1,136,528	$699,527
The Company files tax returns in the United States including without limitation California, New York, Florida, New Jersey and Massachusetts. All tax years from 2017 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not to its knowledge currently under examination by the IRS or in any other jurisdictions for any tax years.
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
As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. The first lease is for 38,613 square feet of office and laboratory space under a lease that terminates on April 30, 2032; the second lease was for 6,100 square feet of office and laboratory space under a lease that terminated on December 31, 2022 (and that was not renewed); and the third lease was for 4,760 square feet of office and laboratory space under a lease that terminated on March 31, 2024 (and that was not renewed). As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021.
The Company currently also leases office space in Cambridge, Massachusetts and New York, New York, pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York lease was renewed on January 9, 2025 to extend the lease term until August 31, 2025. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of December 31, 2024, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts and New York, New York were $11,000 due in 2025.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2024 were as follows:

Amount
2025	$739,689
2026	761,877
2027	784,737
2028	808,278
2029	832,527
Thereafter	2,041,704
Total future lease payments	5,968,812
Less: Imputed interest	1,805,955
Total lease liabilities	$4,162,857
Current portion lease liabilities	338,438
Lease liabilities, noncurrent	3,824,419
Total lease liabilities	$4,162,857
Quantitative information regarding the Company’s leases for the year ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Lease costs:
Operating lease cost	$760,822	$876,795
Short-term lease cost	145,070	210,902
Sublease income	(19,200)	(147,930)
Total lease costs	$886,692	$939,767
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$732,546	$843,463
Operating cash flows from short-term leases	145,070	210,902
	$877,616	$1,054,365
Weighted-average remaining lease term - operating leases	7.33 years	8.32 years
Weighted-average discount rate - operating leases	10.0%	10.0%
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

Note 12 - Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM in making decisions, including regarding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM.

The Company's CODM uses consolidated single-segment financial information for purposes of: allocating resources, evaluating performance, making operating decisions, setting incentive targets, and planning and forecasting for future periods. The Company's CODM makes such decisions based on consolidated net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to deploy these resources across functions and operations (including research and development) that align with the Company’s strategic goals. All of the Company’s long-lived assets are held in the United States.
The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment.

	Year Ended December 31,
	2024	2023
Program expenses(1)
IMM-1-104	$18,099,437	$9,289,476
IMM-6-415	6,521,249	5,171,069
Other programs	6,031,280	9,394,576
Non-program expenses(2)	5,397,079	6,142,083
Employee-related costs	21,165,183	22,365,732
Other segment items(3)	(3,034,793)	(4,941,265)
Stock-based compensation expense	6,501,366	5,727,135
Depreciation/amortization	355,807	322,816
Net loss	$61,036,608	$53,471,622

(1) Includes direct research and development expenses.
(2) Includes general and administrative expenses, in addition to facilities and other research and development expenses.
(3) Includes interest income and other (income) expense.

Note 13 - Subsequent Events
In January 2025, the Company sold 4,836,804 shares of Class A common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Limitations on effectiveness of controls and procedures
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (who is our principal executive officer) and our Chief Accounting Officer and Treasurer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer and Treasurer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective. As an "emerging growth company" as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) Insider Trading Arrangements and Policies
During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10, including with respect to the Company’s Insider Trading Compliance Policy and Procedures, will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12, including information regarding securities authorized for issuance under equity compensation plans pursuant to Item 5(a), Part II of Form 10-K, will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
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
3.Exhibits
See the Exhibit Index in Item 15(b) below.

(b) EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement by and among Immuneering Corporation, BioArkive, Inc. and BioArkive’s shareholders, dated as of December 22, 2021	8-K	001-40675	2.1	12/22/2021
3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	09/09/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	02/02/2024
4.1	Form of Specimen Stock Certificate	S-1/A	333-257791	4.1	07/26/2021
4.2	Amended and Restated Investors’ Rights Agreement, dated December 21, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-257791	4.2	07/26/2021
4.3	Description of Securities	10-K	001-40675	4.3	3/10/2022
10.1†	Employment Agreement, dated July 23, 2021, by and between Brett Hall, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.6	07/26/2021
10.2†	Employment Agreement, dated July 23, 2021, by and between Scott Barrett, M.D. and Immuneering Corporation	S-1/A	333-257791	10.7	07/26/2021
10.3†	Employment Agreement, dated July 23, 2021, by and between Benjamin J. Zeskind, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.8	07/26/2021
10.4†	Employment Agreement, dated July 23, 2021, by and between Mallory Morales and Immuneering Corporation	10-K	001-40675	10.4	03/01/2024
10.5†	Letter Agreement, by and between Immuneering Corporation and Mallory Morales, dated as of July 25, 2022	8-K	001-40675	10.1	07/25/2022
10.6†	Letter Agreement, dated June 14, 2023, by and between Mallory Morales and Immuneering Corporation	10-K	001-40675	10.6	03/01/2024
10.7†	Separation Agreement and Release, by and between Scott Barrett and Immuneering Corporation, dated November 8, 2023	10-Q	001-40675	10.2	11/09/2023
10.8†	Employment Agreement, dated March 24, 2023, by and between Harold E. Brakewood and Immuneering Corporation	10-K	001-40675	10.8	03/01/2024
10.9†	Employment Agreement, Dated July 23, 2021, by and between Michael Bookman and Immuneering Corporation	S-1/A	333-257791	10.9	07/26/2021
10.10†	Immuneering Corporation 2008 Stock Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.4	07/09/2021
10.11†	Immuneering Corporation Long Term Incentive Plan and form of option agreement thereunder	S-1	333-257791	10.5	07/09/2021
10.12†	Immuneering Corporation 2021 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-257791	10.10	07/26/2021
10.13†	Immuneering Corporation 2021 Employee Stock Purchase Plan.	S-1/A	333-257791	10.11	07/26/2021
10.14†	Immuneering Corporation 2025 Employment Inducement Award Plan and forms of award agreements thereunder					*
10.15	Equity Distribution Agreement, dated as of August 10, 2022, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-266738	1.2	8/10/2022
10.16†	Form of Indemnification Agreement by and among the Registrant and its directors and officers.	S-1/A	333-257791	10.12	07/26/2021
10.17†	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective May 21, 2024	10-Q	001-40675	10.1	08/06/2024
10.18	Lease Agreement, by and between BioArkive, Inc. and Thornmint 13, LLC, dated as of July 22, 2021	8-K	001-40675	10.1	12/22/2021
10.19	Underwriting Agreement, dated as of April 18, 2023, by and among Immuneering Corporation, Jefferies LLC, Cowen and Company, LLC and Guggenheim Securities, LLC	8-K	001-40675	1.1	04/19/2023
19.1	Immuneering Corporation Insider Trading Compliance Policy and Procedures					*

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

21.1	Subsidiaries of Immuneering Corporation	10-K	001-40675	21.1	03/10/2022
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Immuneering Corporation Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40675	97.1	03/01/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*Filed herewith.
**Furnished herewith.
†Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: March 20, 2025	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)
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

Name	Title	Date
/s/ Benjamin J. Zeskind	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
Benjamin J. Zeskind, Ph.D.

/s/ Mallory Morales	Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2025
Mallory Morales

/s/ Ann E. Berman	Director	March 20, 2025
Ann E. Berman

/s/ Robert J. Carpenter	Director	March 20, 2025
Robert J. Carpenter

/s/ Peter Feinberg	Director	March 20, 2025
Peter Feinberg

/s/ Diana F. Hausman	Director	March 20, 2025
Diana F. Hausman, M.D.

/s/ Laurie B. Keating	Director	March 20, 2025
Laurie B. Keating

/s/ Thomas J. Schall	Director	March 20, 2025
Thomas J. Schall, Ph.D.