Form 10-Q
period 2025-03-31
Immuneering Corp
filed 2025-05-05
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025 the registrant had 35,985,702 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates (including whether as potential monotherapies or in combination with other therapeutic agents), the design, timing, disclosure of data, or outcome of our ongoing or planned preclinical studies or clinical trials involving IMM-1-104, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates when administered alone or in combination with other therapeutic agents, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company and related expected cash runway, our ability to continue as a going concern and our plans regarding raising additional capital, are forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:
•our limited operating history;
•our history of operating losses;
•our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q and our future capital needs;
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
•our ability to successfully complete our clinical trials, including our Phase 1/2a clinical trial of IMM-1-104;
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
•risks related to ongoing and future pandemics, or other widespread adverse health events; and
•other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$35,865,696	$36,144,720
Prepaids and other current assets	2,340,459	3,442,849
Total current assets	38,206,155	39,587,569

Property and equipment, net	1,046,549	1,122,865
Goodwill	6,690,431	6,690,431
Intangible asset, net	343,097	350,413
Right-of-use assets, net	3,584,170	3,667,352
Other assets	810,895	1,295,783
Total assets	$50,681,297	$52,714,413

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,310,565	$1,958,536
Accrued expenses	3,388,562	4,973,129
Other liabilities	56,531	233,665
Lease liabilities	352,521	338,438
Total current liabilities	5,108,179	7,503,768

Long-term liabilities:
Lease liabilities, net of current portion	3,730,198	3,824,419
Total liabilities	8,838,377	11,328,187
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 35,985,702 and 31,050,448 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	35,985	31,050
Class B common stock, $0.001 par value, 20,000,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	281,148,253	265,650,362
Accumulated deficit	(239,341,318)	(224,295,186)
Total stockholders' equity	41,842,920	41,386,226
Total liabilities and stockholders' equity	$50,681,297	$52,714,413
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Operating expenses
Research and development	$11,471,693	$11,202,414
General and administrative	4,005,642	4,116,019
Amortization of intangible asset	7,317	7,317
Total operating expenses	15,484,652	15,325,750
Loss from operations	(15,484,652)	(15,325,750)

Other income (expense)
Interest income	438,520	804,884
Other income, net	—	213,037
Net loss	$(15,046,132)	$(14,307,829)

Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	35,529,652	29,370,357

Other comprehensive loss:
Unrealized loss from marketable securities	—	(306)
Comprehensive Loss	$(15,046,132)	$(14,308,135)
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226
Issuance of common stock under at-the-market offering, net of issuance costs	4,836,804	4,837	—	—	13,671,830	—	—	13,676,667
Issuance of common stock through employee stock purchase plan	98,450	98	—	—	133,794	—	—	133,892
Stock-based compensation expense	—	—	—	—	1,692,267	—	—	1,692,267
Net loss	—	—	—	—	—	—	(15,046,132)	(15,046,132)
Balance at March 31, 2025	35,985,702	$35,985	—	$—	$281,148,253	$—	$(239,341,318)	$41,842,920

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183
Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458
Issuance of common stock through employee stock purchase plan	152,427	152	—	—	247,313	—	—	247,465
Stock-based compensation expense	—	—	—	—	1,474,758	—	—	1,474,758
Net loss	—	—	—	—	—	—	(14,307,829)	(14,307,829)
Other comprehensive income	—	—	—	—	—	(306)	—	(306)
Balance at March 31, 2024	29,653,355	$29,653	—	$—	$256,260,567	$(1,084)	$(177,566,407)	$78,722,729

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(15,046,132)	$(14,307,829)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	85,261	90,209
Reduction in carrying amount of right-of-use assets	83,183	90,155
Intangible asset amortization	7,317	7,317
Stock-based compensation expense	1,692,267	1,474,758
Net accretion of discount on marketable securities	—	(161,639)
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	1,102,391	248,895
Other assets	548,902	30,000
Increase (decrease) in:
Accounts payable	(687,871)	117,393
Accrued expenses	(1,608,683)	(2,762,534)
Lease liabilities	(80,139)	(81,703)
Other liabilities	(177,134)	(236,136)
Net cash used in operating activities	(14,080,638)	(15,491,114)
Cash flows from investing activities:
Purchases of property and equipment	(8,945)	(37,478)
Maturities of marketable securities	—	21,430,000
Net cash (used in) provided by investing activities	(8,945)	21,392,522
Cash flows from financing activities:
Proceeds from exercise of stock options	—	732,458
Proceeds from issuance of common stock under employee stock purchase plan	133,892	247,465
Proceeds from issuance of common stock under at-the-market offering, net of offering expenses	13,676,667	—
Net cash provided by financing activities	13,810,559	979,923
Net (decrease) increase in cash and cash equivalents	(279,024)	6,881,331
Cash and cash equivalents at beginning of period	36,144,720	59,405,817
Cash and cash equivalents at end of period	$35,865,696	$66,287,148
Supplemental disclosures of noncash information:
Deferred offering costs included in accounts payable and accrued expenses	$64,015	$214,736
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a clinical-stage oncology company seeking to develop medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS and/or RAF mutations. The Company aims to achieve broad activity through Deep Cyclic Inhibition® ("DCI") of the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate IMM-1-104 is in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS or RAF mutations. The Company is developing IMM-1-104 as a once-daily oral therapy through DCI of the MAPK pathway at the level of mitogen-activated protein kinase kinase ("MEK"). The Company’s development pipeline also includes early-stage programs.

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

Immuneering, ISC and BioArkive are collectively referred to as the “Company” throughout these interim condensed consolidated financial statements.

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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). The Company sold 4,836,804 shares of common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14,248,741 ($13,676,667 net of offering expenses) during the three months ended March 31, 2025. The Company did not sell any securities under the ATM Program during the three months ended March 31, 2024.
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
Going Concern Assessment

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of Accounting Standards Codifications ("ASC") 205-40 Presentation of Financial Statements - Going Concern, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. To date, the Company has funded its operations: through service revenues (which have since ceased); with proceeds from the sale of its preferred stock, common stock and convertible notes; and through the exercise of stock options. The Company has incurred recurring losses since inception, including a net loss of $15.0 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $239.3 million. Based on management's current operating plan and cash expenditure forecast, the Company expects that its existing cash and cash equivalents will fund its operations into 2026 but will not be sufficient to fund operations for a period of one year from the date that these interim condensed consolidated financial statements are issued. The interim condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The accompanying interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
The Company expects to continue to generate operating losses in the foreseeable future. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic transactions and/or licensing arrangements to remain in operation. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other strategic transactions on acceptable terms, or at all. Additionally, the terms of any financing or strategic transaction may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to incur restructuring costs, and the Company may be unable to continue some or all of its operations. Management’s belief with respect to the Company's ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. Based on these factors, as of May 5, 2025, the issuance date of the interim condensed consolidated financial statements for the three months ended March 31, 2025, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The interim condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the interim condensed consolidated financial statements are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB ASC. The interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no material changes to the accounting policies of the Company as those set forth in Note 2 to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Unaudited Interim Financial Information
The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2024.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, operating results and cash flows. Net loss for any interim period is not necessarily indicative of future or annual results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these interim condensed consolidated financial statements include but are not limited to: the accrued research and development expenses, the determination of fair value of stock-based awards, and the impairment of goodwill and intangible assets. Actual results may differ materially and adversely from these estimates.
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
There were no impairments identified for the year ended December 31, 2024 or for the three months ended March 31, 2025.
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
Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.4 million of deferred offering costs as of March 31, 2025 and $0.5 million as of December 31, 2024.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt certain new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The guidance in ASU 2024-03 aims to improve disclosures around an entity's expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this standard's potential impact on its financial statements and related disclosures.
Note 3 – Marketable Securities
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
The Company's marketable securities portfolio historically contains investments in U.S. Treasury, other U.S. government-backed securities, and commercial paper. The Company reviews its portfolio based on the underlying risk profile of the securities and does not expect there to be a loss on these investments. The Company also regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions.
There were no marketable securities as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2024, marketable securities were $5.0 million, for which there were no impairments recorded during the three months ended March 31, 2024. Realized gains and losses are included in other income (expense) on the condensed consolidated statements of operations.
During the three months ended March 31, 2025 and 2024, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of March 31, 2025 or December 31, 2024.
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
The following table summarizes our cash equivalents measured at fair value on a recurring basis as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$35,577,746	$—	$—	$35,577,746
Total cash equivalents	$35,577,746	$—	$—	$35,577,746
There have been no changes to the valuation methods during the three months ended March 31, 2025. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2025.

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2025 and December 31, 2024.
The following table summarizes our cash equivalents measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$35,865,754	$—	$—	$35,865,754
Total cash equivalents	$35,865,754	$—	$—	$35,865,754
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024

Computer equipment	$579,723	$570,778
Furniture and fixtures	98,628	98,628
Lab equipment	1,236,233	1,236,233
Leasehold improvements	298,941	298,941
Total	2,213,525	2,204,580
Accumulated depreciation and amortization	(1,166,976)	(1,081,715)
Property and equipment, net	$1,046,549	$1,122,865
Depreciation and amortization expense totaled $85,261 and $90,209 for the three months ended March 31, 2025 and 2024, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024

Accrued professional services	$309,378	$193,646
Accrued employee expenses	962,338	3,583,649
Accrued research and development expenses	2,042,753	1,106,872
Accrued other	74,093	88,962
Total	$3,388,562	$4,973,129
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of March 31, 2025 and December 31, 2024 of which 35,985,702 and 31,050,448 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of March 31, 2025 and December 31, 2024, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
On August 10, 2022, the Company also entered into the Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company sold 4,836,804 shares of Class A common stock through its ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three months ended March 31, 2025. The Company did not sell any shares under the ATM Program during the three months ended March 31, 2024. During the twelve months ended December 31, 2024, the Company sold 1,318,752 shares of Class A common stock through its ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses). As of March 31, 2025, the Company had aggregate gross sales proceeds capacity of $31.3 million remaining under the ATM Program.
Issuance costs incurred related to the Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet at March 31, 2025. The Company had approximately $0.4 million of deferred offering costs as of March 31, 2025 and $0.5 million as of December 31, 2024.
Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at March 31, 2025 and March 31, 2024 as follows:

	Three Months Ended March 31,
	2025	2024

Numerator:
Net loss	$(15,046,132)	$(14,307,829)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	35,529,652	29,370,357
Net loss per share - basic and diluted	$(0.42)	$(0.49)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at March 31, 2025 and March 31, 2024:

	2025	2024

Options to purchase common stock	8,337,419	6,374,087
Total shares of common stock equivalents	8,337,419	6,374,087
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of March 31, 2025, there were 1,007,540 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of March 31, 2025, there were 1,051,390 shares of common stock reserved for future issuance under the 2021 ESPP and 329,218 shares had been granted or purchased under the 2021 ESPP.
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
Options held by Benjamin Zeskind, Ph.D., the Company’s President and Chief Executive Officer, Brett Hall, Ph.D., the Company's Chief Scientific Officer, and the non-employee members of the Board were not eligible for the repricing.
As a result of the option repricing, as of the Effective Date, the exercise price of all Eligible Options was reduced to $3.01 per share, which represents approximately two times the closing trading price of the Company’s Class A common stock on the Nasdaq Global Market on the Effective Date; however, the exercise price for repriced options will revert to the original exercise price for any exercise occurring prior to June 30, 2025 (the "Retention Period"), unless there is a change of control of the Company or the option holder’s employment has been terminated (i) by the Company without cause or (ii) by reason of death or disability. The repriced options otherwise remain subject to their existing terms and conditions as set forth in the 2021 Plan and applicable award agreements. As of the Effective Date, outstanding options to purchase 2,986,354 shares were deemed Eligible Options and were repriced such that the exercise price per share for such outstanding options was reduced to $3.01 per share. There were no changes to the number of shares, the vesting schedule or the expiration date of the Eligible Options.
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
During the three months ended March 31, 2025, the Company recognized incremental stock-based compensation expense of $82 thousand associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss. There was no incremental stock-based expense for the three months ended March 31, 2024.
On March 20, 2025, the Company’s Board of Directors adopted the Immuneering Corporation 2025 Employment Inducement Award Plan (the "Inducement Award Plan"), without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the Inducement Award Plan was initially equal to 500,000 shares. Shares issued under the Inducement Award Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the Inducement Award Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the Inducement Award Plan. As of March 31, 2025, there were 382,000 shares available for future issuance under the Inducement Award Plan.
The Company recognized stock-based compensation expense of $1,692,267 and $1,474,758 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, compensation expense remaining to be recognized for outstanding stock options was $10,209,116 and to be recognized over a weighted-average period of 2.76 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the three months ended March 31, 2025, the Company granted 2,039,644 shares of stock options at a weighted-average grant date fair value of $1.92.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Weighted-average risk-free interest rate	4.07% - 4.55%	3.93% - 4.82%
Expected term (in years)	5.51 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	65.86% - 67.33%	67.00% - 69.85%

The following table summarizes the stock option activity during the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	6,382,149	$4.40
Granted	2,039,644	1.92
Exercised	—	—
Cancelled	(84,374)	3.39
Outstanding at March 31, 2025	8,337,419	$3.81	7.78	$2,640

Vested and exercisable at March 31, 2025	4,265,750	$4.69	6.61	$990
For the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024

Research and development	$733,037	$566,883
General and administrative	959,230	907,875
Total	$1,692,267	$1,474,758
Note 10 – Commitments and Contingencies
Operating Leases
As part of the BioArkive acquisition, the Company assumed the obligations of three leases in San Diego, California. The first lease is for 38,613 square feet of office and laboratory space, under a lease that terminates on April 30, 2032; the second lease was for 6,100 square feet of office and laboratory space under a lease that terminated on December 31, 2022 (and that was not renewed); and the third lease was for 4,760 square feet of office and laboratory space under a lease that terminated on March 31, 2024 (and that was not renewed). As a result, the Company recorded right-to-use assets and lease liabilities of $4,824,700 on the acquisition date of December 22, 2021.
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
As of March 31, 2025, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, and New York, New York were $32,600 due in 2025.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at March 31, 2025 were as follows:

Amount
Remainder of 2025	$556,143
2026	761,877
2027	784,737
2028	808,278
2029	832,527
Thereafter	2,041,704
Total future lease payments	5,785,266
Less: Imputed interest	(1,702,547)
Total lease liabilities	$4,082,719
Lease liabilities	$352,521
Lease liabilities, net of current portion	3,730,198
Total lease liabilities	$4,082,719
Quantitative information regarding the Company’s leases for the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025	March 31, 2024
Lease costs:
Operating lease cost	$186,590	$201,052
Short-term lease cost	31,278	42,270
Sublease income	—	(19,200)
Total lease costs	$217,868	$224,122
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$183,546	$192,600
Operating cash flows from short-term leases	31,278	42,270
	$214,824	$234,870
Weighted-average remaining lease term - operating leases	7.08 years	8.33 years
Weighted-average discount rate - operating leases	10.0%	10.0%
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

Note 11 – Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker ("CODM") in making decisions, including regarding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM.

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

	Three Months Ended March 31,
	2025	2024
Program expenses(1)
IMM-1-104	$4,257,936	$3,646,159
IMM-6-415	1,623,755	1,027,570
Other programs	1,242,109	2,050,612
Non-program expenses(2)	1,204,385	1,307,366
Employee-related costs	5,378,938	5,729,077
Stock-based compensation expense	1,692,267	1,474,758
Depreciation and amortization	85,261	90,208
Other segment items(3)	(438,519)	(1,017,921)
Net loss	$15,046,132	$14,307,829

(1) Includes direct research and development expenses.
(2) Includes general and administrative expenses, in addition to facilities and other research and development expenses.
(3) Includes interest income and other (income) expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, including the audited consolidated financial statements and notes thereto. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview

We are a clinical-stage oncology company seeking to develop and commercialize more effective and better tolerated therapies for cancer patients. We aim to achieve this goal through Deep Cyclic Inhibition® ("DCI") of clinically-validated core signaling pathways such as the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Our inclusive approach differentiates us from chronically targeted precision therapies, which are generally limited by toxicity, resistance and/or application to specific mutations only.

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

DCI is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our pipeline also includes a discovery program targeting RAS, an undisclosed target, and other small molecule drug discovery programs.

In September 2022, the FDA cleared our IND application for IMM-1-104 and, in November 2022, we commenced dosing in our Phase 1/2a clinical trial of IMM-1-104 for the potential treatment of patients with advanced solid tumors including those harboring RAS or RAF mutations. The Phase 2a portion includes evaluating IMM-1-104 in multiple dose expansion and combination arms. We began dosing the Phase 2a cohorts in March 2024.

In January 2025, we announced positive interim response and safety data from three Phase 2a pancreatic cancer arms of the IMM-1-104 clinical trial, as well as our plans to initiate additional Phase 2a combination arms. In February 2025, we announced entry into a clinical supply agreement with Regeneron Pharmaceuticals for its anti-PD-1 therapy, Libtayo® (cemiplimab), which intends to support the evaluation of IMM-1-104 in combination with Libtayo in patients with unresectable or metastatic RAS-mutant non-small cell lung cancer. We expect additional data from the Phase 2a portion of the trial in the second quarter of 2025.

Our second product candidate IMM-6-415 aims to achieve broad activity with an accelerated twice-daily oral dosing cadence, also through deep cyclic inhibition of MEK. In December 2023, the FDA cleared our IND application for IMM-6-415 and, in March 2024, we commenced dosing in a Phase 1/2a clinical trial of IMM-6-415 for the potential treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial was designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial included dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation.

In January 2025, we announced initial interim PK, PD and safety data from the Phase 1 portion of the IMM-6-415 Phase 1/2a clinical trial. In February 2025, we paused further patient enrollment in the IMM-6-415 Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program. In April 2025, we made the strategic decision to pause further internal advancement of IMM-6-415 and focus resources on our lead product candidate IMM-1-104. We are pursuing partnership opportunities and considering other potential developmental paths for IMM-6-415.

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
During the three months ended March 31, 2025, we sold 4,836,804 shares of our Class A common stock under our "at the market" equity offering program (the "ATM Program"), at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses).
Since inception, we have had significant annual operating losses. Our net loss was approximately $15.0 million for the three months ended March 31, 2025 and approximately $61.0 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of approximately $239.3 million and approximately $35.9 million in cash and cash equivalents.
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
Based on our current business plans, we believe that our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our development activities and other operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.
As of May 5, 2025, the issuance date of the interim condensed consolidated financial statements for the three-months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that such interim condensed consolidated financial statements are issued. See "Note 1 - Organization and Nature of Business" to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q above, and “Liquidity and Capital Resources” below, for additional information on our assessment.
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

Our direct research and development expenses are tracked on a program-by-program basis once they are in Phase 1 clinical trials and consist of external costs and fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, contractor/consultant fees, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

We expect that our research and development expenses may substantially increase for the foreseeable future as we continue to implement our business strategy, which includes advancing our product candidates through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. As of the date of this Quarterly Report on Form 10-Q, we cannot reasonably determine or accurately project total program-specific expenses through commercialization, if such was to occur. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.
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

We also expect to continue to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and rules and regulations of the Securities and Exchange Commission (“SEC”), Sarbanes-Oxley Act, director and officer insurance costs, and investor and public relations costs.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$11,472	$11,202	$270	2.4%
General and administrative	4,006	4,116	(110)	(2.7)%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	15,485	15,325	160	1.0%
Loss from operations	(15,485)	(15,325)	(160)	1.0%
Other income (expense)
Interest income	439	805	(366)	(45.5)%
Other income, net	—	213	(213)	(100.0)%
Net loss	$(15,046)	$(14,307)	$(739)	5.2%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
IMM-1-104	$4,258	$3,646	$612	16.8%
IMM-6-415	1,624	1,028	596	58.0%
Other programs	1,242	2,051	(809)	(39.4)%
Indirect research and development expenses:
Employee-related costs	3,223	3,540	(317)	(9.0)%
Stock-based compensation expense	733	567	166	29.3%
Facilities and other expenses	331	309	22	7.1%
Depreciation/amortization	61	61	—	—%

Total research and development	$11,472	$11,202	$270	2.4%
Research and development expenses increased by approximately $0.3 million, or 2.4%, to approximately $11.5 million for the three months ended March 31, 2025 as compared to approximately $11.2 million for the three months ended March 31, 2024. The increase of approximately $0.3 million was primarily due to an increase of approximately $0.4 million related to direct research and development expenses, including a $0.6 million increase in expenses related to IMM-1-104 and a $0.6 million increase in expenses related to IMM-6-415, offset by decreased preclinical spend of approximately $0.8 million due to the Company's prioritization of IMM-1-104. The remaining variance was driven by a decrease in unallocated research and development expenses of approximately $0.1 million, which was primarily driven by decreased employee-related costs (including due to a lower employee headcount) of $0.3 million, offset by increased stock-based compensation costs of $0.2 million, in addition to facilities and other expenses of $22 thousand.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Employee-related costs	$2,156	$2,188	$(32)	(1.5)%
Stock-based compensation expense	959	908	51	5.6%
Professional fees	629	630	(1)	(0.2)%
Facilities and other allocated expenses	59	95	(36)	(37.9)%
Other	203	295	(92)	(31.2)%

Total general and administrative	$4,006	$4,116	$(110)	(2.7)%
General and administrative expenses decreased by approximately $0.1 million, or 2.7%, to approximately $4.0 million for the three months ended March 31, 2025 compared to approximately $4.1 million for the three months ended March 31, 2024. The decrease of approximately $0.1 million was primarily due to a decrease in employee-related costs of $0.1 million, in addition to a $0.1 million decrease in professional fees for accounting, auditing and legal services and facilities and other allocated expenses, in the aggregate, offset by increased stock-based compensation expense of approximately $0.1 million.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 for the three months ended March 31, 2025 and 2024. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $0.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, driven primarily by a lower total cash balance.
There was no other income for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024. This was primarily a result of there being no marketable securities as of March 31, 2025 and December 31, 2024, respectively.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options.
As of March 31, 2025, we had an accumulated deficit of $239.3 million and $35.9 million in cash and cash equivalents. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues (which have since ceased) and proceeds from sales of our debt and equity securities.

On August 10, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent") to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through the ATM Program. We sold 4,836,804 shares of Class A common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three months ended March 31, 2025. We did not sell any shares of Class A common stock under the ATM Program during the three months ended March 31, 2024.

As of March 31, 2025, we had contractual obligations related to various leases of $0.6 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029 and $2.0 million for periods thereafter.

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

Based on our current business plans, we believe that our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our development activities and other operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Going Concern Assessment

Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date of the issuance of our unaudited interim condensed consolidated financial statements for the period ended March 31, 2025. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. See "Note 1 - Organization and Nature of Business" to our unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment. Until such time as we can generate revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaborations, license and development agreements.

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,081)	$(15,491)
Investing activities	(9)	21,393
Financing activities	13,811	980

Net (decrease) increase in cash and cash equivalents	$(279)	$6,882
Net Cash Used in Operating Activities
During the three months ended March 31, 2025, operating activities used approximately $14.1 million of cash, primarily resulting from our net loss of approximately $15.0 million and changes in assets and liabilities of $1.0 million, partially offset by stock-based compensation expense of approximately $1.7 million and the reduction in carrying amount of right-of-use assets of approximately $0.1 million.
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
Net Cash (Used in) Provided by Investing Activities
During the three months ended March 31, 2025, investing activities used approximately $9 thousand of cash, primarily resulting from purchases of property and equipment of approximately $9 thousand.
During the three months ended March 31, 2024, investing activities provided approximately $21.4 million, primarily resulting from the maturities of marketable securities of approximately $21.4 million, partially offset by purchases of property and equipment of approximately $37 thousand.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was approximately $13.8 million, primarily driven by proceeds of approximately $13.7 million from the issuance of common stock under the Company's ATM program, net of offering expenses, in addition to $0.1 million from the Company's employee stock purchase plan.
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
Based on our currently forecasted operating plan, we believe that our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2026. Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of May 5, 2025, the issuance date of the interim condensed consolidated financial statements for the three-months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the issuance date of such interim condensed consolidated financial statements. We are developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our operations, sell assets or seek other strategic solutions.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on 10-K for the fiscal year ending December 31, 2024.
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we: (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2a clinical trial of IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS and/or RAF mutant tumors. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $15.0 million and $61.0 million for the three months ended March 31, 2025 and year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $239.3 million. As noted below and further described elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our product candidate IMM-1-104 for the treatment of advanced solid tumors in patients harboring RAS and/or RAF mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•advance the development of our current and future product candidates, including IMM-1-104, through preclinical and clinical development, and, if approved by the FDA or other comparable foreign regulatory authorities, commercialization;
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development and our administrative costs, and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we had $35.9 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended March 31, 2025 are issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue some or all of our product development programs and/or other operations.
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
As of March 31, 2025, we had $35.9 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our development activities and other operations into 2026. As noted above and further described elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We may not be able to submit additional INDs, IND amendments or comparable documents for IMM-1-104, for which an IND was previously submitted, or for our other potential product candidates on the timelines we expect. We may also experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We are a clinical-stage oncology company, and our company has limited experience in designing clinical trials and may experience delays or unexpected difficulties in obtaining regulatory approval for our current and future product candidates.
We are a clinical-stage oncology company, and we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our ongoing or planned clinical trials or any future clinical trials will be successful. For example, in April 2025 we paused further internal advancement of IMM-6-415 and the related Phase 1/2a clinical trial. Further, it is possible that the FDA may refuse to accept, or be delayed in accepting, any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed updated interim safety and efficacy data from the Phase 2a portion of our ongoing Phase 1/2a clinical trial of IMM-1-104 in January 2025. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary and/or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our preclinical studies and clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only begun testing IMM-1-104 in humans, and have only generated interim data from the ongoing Phase 1/2a trial of IMM-1-104, and otherwise our data for this product candidate is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety or other adverse events or concerns could negatively affect the development of IMM-1-104 or our other current or future product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.

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
Certain of our product candidates, including IMM-1-104, are based on the DCI of the MAPK pathway as a model of therapeutic intervention. Our DCI approach may not be viewed as distinct from other existing therapies targeting the MAPK pathway, and negative third party data from preclinical studies and/or clinical trials using other MAPK-targeted therapies could negatively impact the perception of the therapeutic use of such product candidates or products on the whole. This could, among other things, negatively impact our ability to enroll patients in clinical trials. The clinical and commercial success of our product candidates will depend in part on the public’s and clinical community’s acceptance of the use of DCI therapies. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Adverse events in our clinical trials, or those of our competitors or of academic researchers utilizing MAPK-targeted therapies, even if not ultimately similar or attributable to our DCI product candidates, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, increased volatility in our stock price, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products, if approved.
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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trial for our lead product candidate IMM-1-104. Further, we have only disclosed interim data for IMM-1-104, and in April 2025 we paused further internal advancement of IMM-6-415 and the related Phase 1/2a clinical trial. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for IMM-1-104 or any other product candidate we develop, we may not be able to continue our operations.
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
Our business could be adversely affected by global or regional economic, political and / or health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from political instability (such as workforce uncertainty), trade disputes between nations, and the current and future conditions in the global financial markets. For example, the imposition of tariffs by the U.S. government and any retaliatory tariffs imposed in response have created significant uncertainty, including in the amount, applicability and duration of such tariffs. Tariffs impacting the availability or price of resources used to manufacture our current or future product candidates could adversely affect our preclinical studies and clinical trials and, if in the future any of our product candidates are approved, tariffs may also adversely impact the price and / or demand for such approved products. Moreover third-party vendors, including CROs and CMOs upon which we rely, may suffer disruptions in their businesses or experience significant increases in the cost of their goods or services sold (which they may pass through, in part or in whole, to us) due to factors beyond their control, including tariffs. Additionally, if sustained high rates of inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease (for example, COVID-19 and its variants), and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility in the capital and credit markets and disrupt our business. Business disruptions could include, among others, disruptions to our research or clinical activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility, and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our clinical trials A severe or prolonged economic downturn, political disruption and / or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which political, economic, health and / or financial market conditions could adversely impact our business.

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
While the potential economic impact brought by, and the duration of, ongoing or future pandemics is difficult to assess or predict, there has in the past been (for example, because of COVID-19 and its variants) and could further be a significant disruption of global financial markets due to a pandemic, that may reduce our ability to access capital and negatively affect our liquidity and financial position. In addition, the trading prices for our Company and other biopharmaceutical companies have been and likely will continue to be volatile, in part as a result of the pandemic related to COVID-19.
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
•the termination or non-renewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
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
Disruptions at the FDA, the SEC and other government agencies including those caused by funding shortages, mandated personnel reductions, policy changes or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Similarly, incoming administrations have taken and may in the future take measures to reduce personnel at, and funding for, regulatory agencies including the FDA and the SEC. For example, the current administration has issued executive orders that may significantly reduce the federal workforce and could adversely affect the FDA’s ability to attract and retain qualified scientific reviewers, which could result in longer review times for our applications. If a prolonged government shut down, funding or personnel reduction, policy change, or other disruption at the FDA occurs, continues to occur and/or worsens, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, as a public company, future government shutdowns could impact our ability to further access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
As of March 31, 2025, we had 54 full-time employees, including 38 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory agencies’ review process of IMM-1-104 and any other product candidates that we develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and, if approved, commercialize IMM-1-104 and any other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
• increased susceptibility to trade disputes between nations, including from the imposition of tariffs, which may adversely impact operations (such as conducting ex-U.S. clinical trials or sourcing materials internationally);
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
Additionally, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See Part I. Item 1C. "Cybersecurity" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information.
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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies
During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	2/2/2024
10.1#	Immuneering Corporation 2025 Employment Inducement Award Plan and forms of award agreements thereunder	10-K	001-40675	10.14	3/20/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: May 5, 2025	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)