Form 10-Q
period 2025-06-30
Immuneering Corp
filed 2025-08-13
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025 the registrant had 36,318,877 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates (including whether as potential monotherapies or in combination with other therapeutic agents), the design, timing, disclosure of data, or outcome of our ongoing or planned preclinical studies or clinical trials involving atebimetinib (also referred to as IMM-1-104), any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates when administered alone or in combination with other therapeutic agents, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company and related expected cash runway, our ability to continue as a going concern and our plans regarding raising additional capital, are forward-looking statements.
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
•the timing of the initiation, progress and potential results of our ongoing and planned preclinical studies and clinical trials and our research programs, including our ongoing Phase 1/2a clinical trial of atebimetinib and planned registrational trial of atebimetinib in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer;
•our ability to successfully complete our clinical trials, including our ongoing Phase 1/2a clinical trial of atebimetinib and planned registrational trial of atebimetinib in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$26,355,498	$36,144,720
Prepaids and other current assets	1,369,928	3,442,849
Total current assets	27,725,426	39,587,569

Property and equipment, net	964,138	1,122,865
Goodwill	6,690,431	6,690,431
Intangible asset, net	335,780	350,413
Right-of-use assets, net	3,498,967	3,667,352
Other assets	841,726	1,295,783
Total assets	$40,056,468	$52,714,413

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,395,203	$1,958,536
Accrued expenses	4,514,960	4,973,129
Other liabilities	209,708	233,665
Lease liabilities	366,959	338,438
Total current liabilities	7,486,830	7,503,768

Long-term liabilities:
Lease liabilities, net of current portion	3,633,601	3,824,419
Total liabilities	11,120,431	11,328,187
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 35,987,306 and 31,050,448 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	35,987	31,050
Class B common stock, $0.001 par value, 20,000,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	282,675,249	265,650,362
Accumulated deficit	(253,775,199)	(224,295,186)
Total stockholders' equity	28,936,037	41,386,226
Total liabilities and stockholders' equity	$40,056,468	$52,714,413
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$10,454,160	$10,651,958	$21,925,852	$21,854,372
General and administrative	4,296,417	4,254,473	8,302,059	8,370,493
Amortization of intangible asset	7,317	7,317	14,633	14,633
Total operating expenses	14,757,894	14,913,748	30,242,544	30,239,498
Loss from operations	(14,757,894)	(14,913,748)	(30,242,544)	(30,239,498)

Other income (expense)
Interest income	324,013	826,104	762,532	1,630,988
Other income, net	—	7,717	—	220,754
Net loss	$(14,433,881)	$(14,079,927)	$(29,480,012)	$(28,387,756)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.47)	$(0.82)	$(0.96)
Weighted-average common shares outstanding, basic and diluted	35,985,878	29,653,355	35,759,026	29,511,856

Other comprehensive loss:
Unrealized loss from marketable securities	—	1,084	—	778
Comprehensive Loss	$(14,433,881)	$(14,078,843)	$(29,480,012)	$(28,386,978)
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226
Issuance of common stock under at-the-market offering, net of issuance costs	4,836,804	4,837	—	—	13,671,830	—	—	13,676,667
Issuance of common stock through employee stock purchase plan	98,450	98	—	—	133,794	—	—	133,892
Stock-based compensation expense	—	—	—	—	1,692,267	—	—	1,692,267
Net loss	—	—	—	—	—	—	(15,046,132)	(15,046,132)
Balance at March 31, 2025	35,985,702	$35,985	—	$—	$281,148,253	$—	$(239,341,318)	$41,842,920

Issuance of common stock upon exercise of stock options	1,604	2	—	—	2,053	—	—	2,055
Stock-based compensation expense	—	—	—	—	1,524,943	—	—	1,524,943
Net loss	—	—	—	—	—	—	(14,433,881)	(14,433,881)
Balance at June 30, 2025	35,987,306	$35,987	—	$—	$282,675,249	$—	$(253,775,199)	$28,936,037

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183
Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458
Issuance of common stock through employee stock purchase plan	152,427	152	—	—	247,313	—	—	247,465
Stock-based compensation expense	—	—	—	—	1,474,758	—	—	1,474,758
Net loss	—	—	—	—	—	—	(14,307,829)	(14,307,829)
Other comprehensive income	—	—	—	—	—	(306)	—	(306)
Balance at March 31, 2024	29,653,355	$29,653	—	$—	$256,260,567	$(1,084)	$(177,566,407)	$78,722,729

Stock-based compensation expense	—	—	—	—	1,661,749	—	—	1,661,749
Net loss	—	—	—	—	—	—	(14,079,927)	(14,079,927)
Other comprehensive loss	—	—	—	—	—	1,084	—	1,084
Balance at June 30, 2024	29,653,355	$29,653	—	$—	$257,922,316	$—	$(191,646,334)	$66,305,635

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(29,480,012)	$(28,387,756)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	169,788	180,742
Reduction in carrying amount of right-of-use assets	168,386	167,787
Intangible asset amortization	14,633	14,633
Stock-based compensation expense	3,217,210	3,136,507
Net accretion of discount on marketable securities	—	(169,351)
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	2,072,921	(539,236)
Other assets	454,058	(193,644)
Increase (decrease) in:
Accounts payable	500,679	510,570
Accrued expenses	(458,170)	(1,416,812)
Lease liabilities	(162,298)	(150,946)
Other liabilities	(23,957)	(169,528)
Net cash used in operating activities	(23,526,762)	(27,017,034)
Cash flows from investing activities:
Purchases of property and equipment	(11,061)	(70,251)
Maturities of marketable securities	—	26,430,000
Net cash (used in) provided by investing activities	(11,061)	26,359,749
Cash flows from financing activities:
Proceeds from exercise of stock options	2,055	732,458
Proceeds from issuance of common stock under employee stock purchase plan	133,892	247,465
Proceeds from issuance of common stock under at-the-market offering, net of offering expenses	13,676,667	—
Payment of offering costs	(64,013)	—
Net cash provided by financing activities	13,748,601	979,923
Net (decrease) increase in cash and cash equivalents	(9,789,222)	322,638
Cash and cash equivalents at beginning of period	36,144,720	59,405,817
Cash and cash equivalents at end of period	$26,355,498	$59,728,455
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a clinical-stage oncology company seeking to develop medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS and/or RAF mutations. The Company aims to achieve broad activity through Deep Cyclic Inhibition® ("DCI") of the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate atebimetinib (also referred to as IMM-1-104) is in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS or RAF mutations. The Company is developing atebimetinib as a once-daily oral therapy through DCI of the MAPK pathway at the level of mitogen-activated protein kinase kinase ("MEK"). The Company’s development pipeline also includes early-stage programs.

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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program ("ATM Program"). The Company did not sell any shares of Class A common stock under the ATM Program during the three months ended June 30, 2025 or June 30, 2024. The Company sold 4,836,804 shares of common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the six months ended June 30, 2025, and did not sell any shares of Class A common stock under the ATM Program during the six months ended June 30, 2024.
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
Going Concern Assessment

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of Accounting Standards Codifications ("ASC") 205-40 Presentation of Financial Statements - Going Concern, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. To date, the Company has funded its operations: through service revenues (which have since ceased); with proceeds from the sale of its preferred stock, common stock and convertible notes; and through the exercise of stock options. The Company has incurred recurring losses since inception, including a net loss of $29.5 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $253.8 million. Based on management's current operating plan and cash expenditure forecast, the Company expects that its existing cash and cash equivalents will fund its operations into 2026 but will not be sufficient to fund operations for a period of one year from the date that these interim condensed consolidated financial statements are issued. The interim condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The accompanying interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
The Company expects to continue to generate operating losses in the foreseeable future. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic transactions and/or licensing arrangements to remain in operation. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other strategic transactions on acceptable terms, or at all. Additionally, the terms of any financing or strategic transaction may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to incur restructuring costs, and the Company may be unable to continue some or all of its operations. Management’s belief with respect to the Company's ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. Based on these factors, as of August 13, 2025, the issuance date of the interim condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued.

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
There were no impairments identified for the year ended December 31, 2024 or for the three and six months ended June 30, 2025.
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
Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.4 million of deferred offering costs as of June 30, 2025 and $0.5 million as of December 31, 2024.
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

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The guidance in ASU 2024-03 aims to improve disclosures around an entity's expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this standard's potential impact on its consolidated financial statements and related disclosures.
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
There were no marketable securities as of June 30, 2025 and December 31, 2024, respectively. There were no impairments recorded during the three and six months ended June 30, 2025 or June 30, 2024. Realized gains and losses are included in other income (expense) on the condensed consolidated statements of operations.
During the three and six months ended June 30, 2025 and 2024, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of June 30, 2025 or December 31, 2024.
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
The following table summarizes our cash equivalents measured at fair value on a recurring basis as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$26,105,734	$—	$—	$26,105,734
Total cash equivalents	$26,105,734	$—	$—	$26,105,734
There have been no changes to the valuation methods during the six months ended June 30, 2025. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2025.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2025 and December 31, 2024.
The following table summarizes our cash equivalents measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$35,865,754	$—	$—	$35,865,754
Total cash equivalents	$35,865,754	$—	$—	$35,865,754
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024

Computer equipment	$581,839	$570,778
Furniture and fixtures	98,628	98,628
Lab equipment	1,236,233	1,236,233
Leasehold improvements	298,941	298,941
Total	2,215,641	2,204,580
Accumulated depreciation and amortization	(1,251,503)	(1,081,715)
Property and equipment, net	$964,138	$1,122,865
Depreciation and amortization expense totaled $84,527 and $90,533 for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense totaled $169,788 and $180,742 for the six months ended June 30, 2025 and 2024, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024

Accrued professional services	$496,447	$193,646
Accrued employee expenses	1,827,266	3,583,649
Accrued research and development expenses	2,081,175	1,106,872
Accrued other expenses	110,072	88,962
Total	$4,514,960	$4,973,129
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of June 30, 2025 and December 31, 2024 of which 35,987,306 and 31,050,448 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.

The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of June 30, 2025 and December 31, 2024, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
On August 10, 2022, the Company also entered into the Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of Class A common stock under the ATM Program during the three months ended June 30, 2025 or June 30, 2024. The Company sold 4,836,804 shares of common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the six months ended June 30, 2025, and did not sell any shares of Class A common stock under the ATM Program during the six months ended June 30, 2024. During the twelve months ended December 31, 2024, the Company sold 1,318,752 shares of Class A common stock through its ATM Program, at an average price per share of $3.27, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses). As of June 30, 2025, the Company had aggregate gross sales proceeds capacity of $31.3 million remaining under the ATM Program.
Issuance costs incurred related to the Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet at June 30, 2025. The Company had approximately $0.4 million of deferred offering costs as of June 30, 2025 and $0.5 million as of December 31, 2024.
Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at June 30, 2025 and June 30, 2024 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(14,433,881)	$(14,079,927)	$(29,480,012)	$(28,387,756)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	35,985,878	29,653,355	35,759,026	29,511,856
Net loss per share - basic and diluted	$(0.40)	$(0.47)	$(0.82)	$(0.96)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at June 30, 2025 and June 30, 2024:

	2025	2024

Options to purchase common stock	8,405,372	6,596,403
Total shares of common stock equivalents	8,405,372	6,596,403
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of June 30, 2025, there were 937,983 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of June 30, 2025, there were 1,051,390 shares of common stock reserved for future issuance under the 2021 ESPP and 329,218 shares had been granted or purchased under the 2021 ESPP.
On May 21, 2024 (the “Effective Date”), based upon the recommendation of the Compensation Committee of the Company's Board of Directors, the Board of Directors approved an option repricing, in accordance with the 2021 Plan, which repricing was effected on the Effective Date. The repricing applied to options to purchase shares of the Company’s Class A common stock with an exercise price per share greater than $3.01 that were held by then current employees and certain non-employee service providers under the 2021 Plan (the “Eligible Options”), including E.B. Brakewood, the Company’s Chief Business Officer, and Michael Bookman, the Company's Chief Legal Officer.
Options held by Benjamin Zeskind, Ph.D., the Company’s President and Chief Executive Officer, Brett Hall, Ph.D., the Company's Chief Scientific Officer, and the non-employee members of the Board were not eligible for the repricing.
As a result of the option repricing, as of the Effective Date, the exercise price of all Eligible Options was reduced to $3.01 per share, which represented approximately two times the closing trading price of the Company’s Class A common stock on the Nasdaq Global Market on the Effective Date; however, the exercise price for repriced options would revert to the original exercise price for any exercise occurring prior to June 30, 2025 (the "Retention Period"), unless there was a change of control of the Company or the option holder’s employment has been terminated (i) by the Company without cause or (ii) by reason of death or disability. The repriced options otherwise remain subject to their existing terms and conditions as set forth in the 2021 Plan and applicable award agreements. As of the Effective Date, outstanding options to purchase 2,986,354 shares were deemed Eligible Options and were repriced such that the exercise price per share for such outstanding options was reduced to $3.01 per share. There were no changes to the number of shares, the vesting schedule or the expiration date of the Eligible Options.
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
During the three and six months ended June 30, 2025, the Company recognized incremental stock-based compensation expense of $78 thousand and $160 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company recognized incremental stock-based compensation expense totaling $36 thousand associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss. There was no incremental stock-based expense for the three months ended March 31, 2024.
On March 20, 2025, the Company’s Board of Directors adopted the Immuneering Corporation 2025 Employment Inducement Award Plan (the "Inducement Award Plan"), without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the Inducement Award Plan was initially equal to 500,000 shares. Shares issued under the Inducement Award Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the Inducement Award Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the Inducement Award Plan. As of June 30, 2025, there were 382,000 shares available for future issuance under the Inducement Award Plan.
The Company recognized stock-based compensation expense of $1,524,943 and $3,217,210 during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $1,661,749 and $3,136,507, respectively. As of June 30, 2025, compensation expense remaining to be recognized for outstanding stock options was $8,932,366 and to be recognized over a weighted-average period of 2.55 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the six months ended June 30, 2025, the Company granted 2,317,294 shares of stock options at a weighted-average grant date fair value of $1.89.

The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

Weighted-average risk-free interest rate	4.01% - 4.55%	3.93% - 4.82%
Expected term (in years)	5.51 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	65.86% - 67.33%	66.08% - 69.85%
The following table summarizes the stock option activity during the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	6,382,149	$4.40
Granted	2,317,294	1.89
Exercised	(1,604)	1.28
Cancelled	(292,467)	2.96
Outstanding at June 30, 2025	8,405,372	$3.78	7.66	$5,098,323

Vested and exercisable at June 30, 2025	4,638,867	$4.60	6.66	$1,612,350
For the three and six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development	$610,369	$678,377	$1,343,405	$1,245,261
General and administrative	914,574	983,372	1,873,805	1,891,246
Total	$1,524,943	$1,661,749	$3,217,210	$3,136,507
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
The Company currently also leases office space in Cambridge, Massachusetts and New York, New York, pursuant to short-term arrangements. The Cambridge lease is on a month-to-month basis, requiring one month’s notice before termination. The New York lease was last renewed on July 30, 2025 to extend the lease term until February 28, 2026. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.

As of June 30, 2025, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, and New York, New York were $14,400 due in 2025.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at June 30, 2025 were as follows:

Amount
Remainder of 2025	$372,597
2026	761,877
2027	784,737
2028	808,278
2029	832,527
Thereafter	2,041,704
Total future lease payments	5,601,720
Less: Imputed interest	(1,601,160)
Total lease liabilities	$4,000,560
Lease liabilities	$366,959
Lease liabilities, net of current portion	3,633,601
Total lease liabilities	$4,000,560
Quantitative information regarding the Company’s leases for the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025	June 30, 2024
Lease costs:
Operating lease cost	$373,180	$387,642
Short-term lease cost	67,656	79,878
Sublease income	—	(19,200)
Total lease costs	$440,836	$448,320
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$367,092	$370,800
Operating cash flows from short-term leases	67,656	79,878
	$434,748	$450,678
Weighted-average remaining lease term - operating leases	6.84 years	7.84 years
Weighted-average discount rate - operating leases	10.0%	10.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Program expenses(1)
atebimetinib (IMM-1-104)	$5,169,330	$3,807,470	$9,427,266	$7,453,630
IMM-6-415	278,612	1,132,376	1,902,367	2,159,946
Other programs	1,172,927	1,483,901	2,415,035	3,534,513
Non-program expenses(2)	1,583,015	1,535,804	2,787,399	2,843,168
Employee-related costs	4,944,540	5,201,914	10,323,479	10,930,991
Stock-based compensation expense	1,524,943	1,661,749	3,217,210	3,136,507
Depreciation and amortization	84,527	90,533	169,788	180,742
Other segment items(3)	(324,013)	(833,820)	(762,532)	(1,851,741)
Net loss	$14,433,881	$14,079,927	$29,480,012	$28,387,756

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
Overview

We are a clinical-stage oncology company outpacing cancer to help patients outlive their disease. We aim to achieve this goal through Deep Cyclic Inhibition® ("DCI") of clinically-validated core signaling pathways such as the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Our inclusive approach differentiates us from chronically targeted precision therapies, which are generally limited by toxicity, resistance and/or application to specific mutations only.

We are currently evaluating our lead product candidate, atebimetinib (also referred to as IMM-1-104), in a Phase 1/2a clinical trial in patients with advanced or metastatic solid tumors. Atebimetinib is being developed as a once-daily oral deep cyclic inhibitor of the MAPK signaling pathway, specifically at the level of mitogen-activated protein kinase kinase ("MEK"). Atebimetinib is designed to improve tolerability and expand indications beyond currently registered MEK inhibitors to include RAS-driven tumors such as most pancreatic cancers.

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

In September 2022, the FDA cleared our IND application for atebimetinib and, in November 2022, we commenced dosing in our Phase 1/2a clinical trial of atebimetinib for the potential treatment of patients with advanced or metastatic solid tumors. The Phase 2a portion includes evaluating atebimetinib in multiple dose expansion and combination arms. We began dosing the Phase 2a cohorts in March 2024.

In February 2025, we announced entry into a clinical supply agreement with Regeneron Pharmaceuticals for its anti-PD-1 therapy, Libtayo® (cemiplimab), which intends to support the evaluation of atebimetinib in combination with Libtayo in patients with unresectable or metastatic RAS-mutant non-small cell lung cancer.

In June 2025, we announced positive interim data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with modified Gemcitabine/nab-Paclitaxel ("mGnP") in first-line pancreatic cancer patients (the "mGnP Arm"). As of a data cutoff date of May 26, 2025 (the "Cutoff Date"), 94% overall survival ("OS") and 72% progression free survival ("PFS") were observed at six months in the intent-to-treat population of 34 patients dosed at the 320 mg once-daily dose level of atebimetinib in combination with mGnP (the "320 mg ITT Population"). As of the Cutoff Date, neither the median OS nor the median PFS of the 320 mg ITT Population had been reached and the median follow-up time was six months. Of the 36 response evaluable patients in the mGnP Arm dosed at the 240 mg or 320 mg once-daily dose level of atebimetinib in combination with mGnP, we observed an interim 81% (29/36) disease control rate ("DCR") and an interim 39% (14/36) overall response rate ("ORR"), in each case as measured by the Response Evaluation Criteria in Solid Tumors ("RECIST") method.

Further, we announced that as of the Cutoff Date, atebimetinib in combination with mGnP was observed to be generally well tolerated. As of the Cutoff Date, Grade ≥ 3 treatment-emergent adverse events ("TEAEs") observed in 10% or greater of patients in the 320 mg ITT Population were limited to Anemia (six patients or 18%) and Neutropenia (five patients or 15%), and no Grade 5 TEAEs were observed in this subset of the patient population.

We expect regulatory feedback on our registrational trial plans for atebimetinib in combination with mGnP in first-line pancreatic cancer patients in the fourth quarter of 2025, as well as to provide updated OS and PFS data from the Phase 2a portion of the Phase 1/2a atebimetinib trial in the third quarter of 2025. Pending regulatory feedback, we plan to initiate a registrational, randomized controlled trial of atebimetinib in combination with mGnP in first-line pancreatic cancer in 2026. We also plan to initiate additional atebimetinib clinical trial combination arms in 2026.

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

In January 2025, we announced initial interim PK, PD and safety data from the Phase 1 portion of the IMM-6-415 Phase 1/2a clinical trial. In February 2025, we paused further patient enrollment in the IMM-6-415 Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program. In April 2025, we made the strategic decision to pause further internal advancement of IMM-6-415 and focus resources on our lead product candidate atebimetinib. We are pursuing partnership opportunities and considering other potential developmental paths for IMM-6-415.

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
We did not sell any shares of Class A common stock under our "at the market" equity offering program (the "ATM Program") during the three months ended June 30, 2025 or June 30, 2024. We sold 4,836,804 shares of common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the six months ended June 30, 2025, and did not sell any shares of Class A common stock under the ATM Program during the six months ended June 30, 2024.
Since inception, we have had significant annual operating losses. Our net loss was approximately $29.5 million for the six months ended June 30, 2025 and approximately $61.0 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of approximately $253.8 million and approximately $26.4 million in cash and cash equivalents.
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
Based on our current business plans, we believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our development activities and other operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.
As of August 13, 2025, the issuance date of the interim condensed consolidated financial statements for the three and six-months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that such interim condensed consolidated financial statements are issued. See "Note 1 - Organization and Nature of Business" to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q above, and “Liquidity and Capital Resources” below, for additional information on our assessment.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$10,454	$10,652	$(198)	(1.9)%
General and administrative	4,296	4,254	42	1.0%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	14,757	14,913	(156)	(1.0)%
Loss from operations	(14,757)	(14,913)	156	(1.0)%
Other income (expense)
Interest income	324	826	(502)	(60.8)%
Other income, net	—	8	(8)	(100.0)%
Net loss	$(14,433)	$(14,079)	$(354)	2.5%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
atebimetinib (IMM-1-104)	$5,169	$3,807	$1,362	35.8%
IMM-6-415	279	1,132	(853)	(75.4)%
Other programs	1,178	1,485	(307)	(20.7)%
Indirect research and development expenses:
Employee-related costs	2,830	3,147	(317)	(10.1)%
Stock-based compensation expense	610	678	(68)	(10.0)%
Facilities and other expenses	327	341	(14)	(4.1)%
Depreciation/amortization	61	62	(1)	(1.6)%

Total research and development	$10,454	$10,652	$(198)	(1.9)%
Research and development expenses decreased by approximately $0.2 million, or 1.9%, to approximately $10.5 million for the three months ended June 30, 2025 as compared to approximately $10.7 million for the three months ended June 30, 2024. The decrease of approximately $0.2 million was primarily due to a decrease in indirect research and development expenses of approximately $0.4 million, which was primarily driven by decreased employee-related costs (including due to a lower employee headcount) of $0.3 million, stock-based compensation costs of $0.1 million, in addition to facilities and other expenses of $15 thousand. The remaining variance was driven by an increase of approximately $0.2 million related to direct research and development expenses, including a $1.4 million increase in expenses related to atebimetinib (IMM-1-104) offset by a $0.9 million decrease in expenses related to IMM-6-415, and decreased preclinical spend of approximately $0.3 million due to the Company's prioritization of atebimetinib.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Employee-related costs	$2,114	$2,054	$60	2.9%
Stock-based compensation expense	915	983	(68)	(6.9)%
Professional fees	942	726	216	29.8%
Facilities and other allocated expenses	67	61	6	9.8%
Other	258	430	(172)	(40.0)%

Total general and administrative	$4,296	$4,254	$42	1.0%
General and administrative expenses increased by approximately $42 thousand, or 1.0%, to approximately $4.3 million for the three months ended June 30, 2025 compared to approximately $4.3 million for the three months ended June 30, 2024. The increase of approximately $42 thousand was primarily due to $0.2 million increase in professional fees for accounting, auditing and legal services and $0.1 million increase in employee-related costs, offset by decreased stock-based compensation expense of approximately $0.1 million and $0.2 million of other costs.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 for the three months ended June 30, 2025 and 2024. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $0.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, driven primarily by lower interest rates and a lower total cash balance.
There was no other income for the three months ended June 30, 2025, compared to $8 thousand for the three months ended June 30, 2024. This was primarily a result of there being no marketable securities as of June 30, 2025 and December 31, 2024, respectively.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$21,926	$21,854	$72	0.3%
General and administrative	8,302	8,370	(68)	(0.8)%
Amortization of intangible asset	15	15	—	—%
Total operating expenses	30,243	30,239	4	—%
Loss from operations	(30,243)	(30,239)	(4)	—%
Other income (expense)
Interest income	763	1,631	(868)	(53.2)%
Other income	—	221	(221)	(100.0)%
Net loss	$(29,480)	$(28,387)	$(1,093)	3.9%

Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
atebimetinib (IMM-1-104)	$9,427	$7,454	$1,973	26.5%
IMM-6-415	1,902	2,160	(258)	(11.9)%
Other programs	2,420	3,536	(1,116)	(31.6)%
Indirect research and development expenses:
Employee-related costs	6,053	6,687	(634)	(9.5)%
Stock-based compensation expense	1,343	1,245	98	7.9%
Facilities and other expenses	658	649	9	1.4%
Depreciation/amortization	122	123	(1)	(0.8)%

Total research and development	$21,925	$21,854	$71	0.3%

Research and development expenses increased by approximately $0.1 million, or 0.3%, to approximately $21.9 million for the six months ended June 30, 2025 as compared to approximately $21.9 million for the six months ended June 30, 2024. The increase of approximately $0.1 million was primarily due to an increase of approximately $0.6 million related to direct research and development expenses, of which there was an approximately $2.0 million increase in expenses related to atebimetinib (IMM-1-104), offset by a $0.3 million decrease in expenses related to IMM-6-415 driven by decreased manufacturing and preclinical spend, and by a $1.1 million decrease in spend for earlier stage programs. The remaining variance was attributable to decreased indirect research and development costs of approximately $528 thousand, driven by a $0.6 million decrease associated with employee-related costs, offset by minor increases in stock-based compensation expense, facilities and other expenses, in the aggregate.

General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Employee-related costs	$4,271	$4,243	$28	0.7%
Stock-based compensation expense	1,874	1,891	(17)	(0.9)%
Professional fees	1,569	1,356	213	15.7%
Facilities and other allocated expenses	126	156	(30)	(19.2)%
Other	461	724	(263)	(36.3)%

Total general and administrative	$8,301	$8,370	$(69)	(0.8)%

General and administrative expenses decreased by approximately $69 thousand, or 0.8%, to approximately $8.3 million for the six months ended June 30, 2025 compared to approximately $8.4 million for the six months ended June 30, 2024. The decrease of approximately $69 thousand was primarily due to decreased stock-based compensation expense of approximately $17 thousand, a decrease of $30 thousand for facilities and other allocated expenses, and decreased other expenses of $0.3 million, offset by an increase in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.2 million, and an increase in employee-related costs of $28 thousand.
Amortization of Intangible Asset
Amortization of intangible asset was $14,633 for the six months ended June 30, 2025, and 2024. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $0.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven primarily by lower interest rates and a lower total cash balance.
There was no other income for the six months ended June 30, 2025, compared to $0.2 million for the six months ended June 30, 2024. This was primarily a result of there being no marketable securities as of June 30, 2025 and December 31, 2024, respectively.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, and the exercise of stock options.
As of June 30, 2025, we had an accumulated deficit of $253.8 million and $26.4 million in cash and cash equivalents. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

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

On August 10, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Piper Sandler & Co (the "Sales Agent") to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through the ATM Program. We did not sell any shares of Class A common stock under our ATM Program during the three months ended June 30, 2025 or June 30, 2024. We sold 4,836,804 shares of common stock under the ATM Program, at an average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the six months ended June 30, 2025, and did not sell any shares of Class A common stock under the ATM Program during the six months ended June 30, 2024.

As of June 30, 2025, we had contractual obligations related to various leases of $0.4 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029 and $2.0 million for periods thereafter.

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

Based on our current business plans, we believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our development activities and other operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Going Concern Assessment

Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date of the issuance of our unaudited interim condensed consolidated financial statements for the period ended June 30, 2025. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. See "Note 1 - Organization and Nature of Business" to our unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment. Until such time as we can generate revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaborations, license and development agreements.

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,527)	$(27,017)
Investing activities	(11)	26,360
Financing activities	13,749	980

Net (decrease) increase in cash and cash equivalents	$(9,789)	$323
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, operating activities used approximately $23.5 million of cash, primarily resulting from our net loss of approximately $29.5 million and changes in assets and liabilities of $2.4 million, partially offset by stock-based compensation expense of approximately $3.2 million, depreciation of approximately $0.2 million and the reduction in carrying amount of right-of-use assets of approximately $0.2 million.
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
Net Cash (Used in) Provided by Investing Activities
During the six months ended June 30, 2025, investing activities used approximately $11 thousand of cash, primarily resulting from purchases of property and equipment of approximately $11 thousand.
During the six months ended June 30, 2024, investing activities provided approximately $26.4 million, primarily resulting from the maturities of marketable securities of approximately $26.4 million, partially offset by purchases of property and equipment of approximately $70 thousand.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was approximately $13.7 million, primarily driven by proceeds of approximately $13.7 million from the issuance of common stock under the Company's ATM program, net of offering expenses, in addition to $0.2 million from the Company's employee stock purchase plan and exercise of stock options.
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

Future Funding Requirements
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:
•the costs and results of our ongoing clinical trial for atebimetinib, our planned registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer, and potential future clinical trials for atebimetinib and our other product candidates;
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
Based on our currently forecasted operating plan, we believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2026. Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of August 13, 2025, the issuance date of the interim condensed consolidated financial statements for the three- and six-months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the issuance date of such interim condensed consolidated financial statements. We are developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our operations, sell assets or seek other strategic solutions.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2a clinical trial of atebimetinib (also referred to as IMM-1-104) for the treatment of advanced solid tumors in patients harboring RAS and/or RAF mutant tumors. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock and Class A common stock. We have incurred net losses of approximately $29.5 million and $61.0 million for the six months ended June 30, 2025 and year ended December 31, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $253.8 million. As noted below and further described elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our product candidate atebimetinib for the treatment of advanced solid tumors in patients harboring RAS and/or RAF mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•advance the development of our current and future product candidates, including atebimetinib, through preclinical and clinical development, and, if approved by the FDA or other comparable foreign regulatory authorities, commercialization;
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development and our administrative costs, and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we had $26.4 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended June 30, 2025 are issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue some or all of our product development programs and/or other operations.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct preclinical studies and clinical trials, including potential registrational trials, and seek marketing approval for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to continue to incur the costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations in the future.
As of June 30, 2025, we had $26.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our development activities and other operations into 2026. As noted above and further described elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timeline, cost and results of our clinical trials for our product candidates, including our planned registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer;
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
We may seek additional capital through a variety of means, including through public or private equity offerings made pursuant to the Sales Agreement (as defined herein) or otherwise, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, for example as we did in January 2025, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition to dilution, such financings may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions (including operating restrictions) that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
We may not be able to submit additional INDs, IND amendments or comparable documents for atebimetinib, for which an IND was previously submitted, or for our other potential product candidates on the timelines we expect. We may also experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
We are a clinical-stage oncology company, and our company has limited experience in designing clinical trials and may experience delays or unexpected difficulties in obtaining regulatory approval for our current and future product candidates.
We are a clinical-stage oncology company, and we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval, including, for example, our planned registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer. We cannot be certain that our ongoing or planned clinical trials or any future clinical trials will be successful. For example, in April 2025 we paused further internal advancement of IMM-6-415 and the related Phase 1/2a clinical trial. Further, it is possible that the FDA may refuse to accept, or be delayed in accepting, any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.
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
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials, such as our planned registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer, will be successful. We do not know whether any of our product candidates will perform in current or future clinical trials as they have performed in preclinical studies or prior clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA or other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.
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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed updated interim safety and efficacy data from the Phase 2a portion of our ongoing Phase 1/2a clinical trial of atebimetinib in June 2025. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary and/or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
A key element of our strategy is to use and expand our DCT platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery, preclinical and clinical development of atebimetinib and other product candidates, it and other product candidates may not be safe or effective for the indications for which we study them in clinical trials, and we may not be able to develop any other product candidates. Our DCT platform is evolving and may not reach a state at which building a pipeline of product candidates is possible.
The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we are only in phase 2 testing of atebimetinib in humans, and have only generated interim data from the ongoing Phase 1/2a trial of atebimetinib, and otherwise our data for this product candidate is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety or other adverse events or concerns could negatively affect the development of atebimetinib or our other current or future product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.
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
We intend to develop atebimetinib as a potential biologic/drug combination product, and we may also develop other current or future product candidates as biologic/drug combination products. Additional time may be required to obtain regulatory approval for any of our current or future product candidates if or when they are developed as potential combination products. Any of our product candidates that may be biologic/drug combination products will require coordination within the FDA and other comparable foreign regulatory authorities for review of their biologic and drug components. Although the FDA and other comparable foreign regulatory authorities have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates that may be combination products due to regulatory timing constraints and uncertainties in the product development and approval process.
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

Certain of our product candidates, including atebimetinib, are based on the DCI of the MAPK pathway as a model of therapeutic intervention. Our DCI approach may not be viewed as distinct from other existing therapies targeting the MAPK pathway, and negative third party data from preclinical studies and/or clinical trials using other MAPK-targeted therapies could negatively impact the perception of the therapeutic use of such product candidates or products on the whole. This could, among other things, negatively impact our ability to enroll patients in clinical trials. The clinical and commercial success of our product candidates will depend in part on the public’s and clinical community’s acceptance of the use of DCI therapies. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Adverse events in our clinical trials, or those of our competitors or of academic researchers utilizing MAPK-targeted therapies, even if not ultimately similar or attributable to our DCI product candidates, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, increased volatility in our stock price, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products, if approved.
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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trial for our lead product candidate atebimetinib. Further, we have only disclosed interim data for atebimetinib, and in April 2025 we paused further internal advancement of IMM-6-415 and the related Phase 1/2a clinical trial. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for atebimetinib or any other product candidate we develop, we may not be able to continue our operations.
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

As of July 10, 2025, we had granted and pending patent filings directed to our product candidates and platforms. With respect to atebimetinib, we had global patent filings providing patent protection for the compound expected into at least 2042, as well as pending Patent Cooperation Treaty ("PCT") applications that have not yet entered the national phase providing the basis for additional national phase potential patent claims directed to methods of treatment and pharmaceutical compositions expected into 2044, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages. With respect to our platform technology, we have granted U.S. patents expiring in 2039 directed to our DCT platform (excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). We filed patent applications related to our platform technology only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. In addition, our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection for any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents can protect the claimed uses of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.
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
As of June 30, 2025, we had 54 full-time employees, including 38 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory agencies’ review process of atebimetinib and any other product candidates that we develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and, if approved, commercialize atebimetinib and any other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize atebimetinib and any other current or future product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
Sales of a substantial number of shares of our Class A and/or Class B common stock, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Class A common stock that were sold in the initial public offering and shares of Class A common stock that have been or will be sold under any registration statement declared effective by the SEC are, or will be, as applicable, freely transferable without restrictions or further registration under the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of our Class A common stock that are outstanding are either unrestricted or restricted as a result of securities laws. In addition, there are shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plans and may become eligible for future sale subject to vesting, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
The U.S. government has enacted, and may in the future enact further, significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. For example, the recently enacted Inflation Reduction Act, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Additionally, in July 2025, the Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14 was enacted, which for example (and among other things) extends certain tax cuts while eliminating certain others. The likelihood and / or potential impact of these or other further changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur, and if they do occur, what their scope will be. If such changes were to be enacted or implemented, we are currently unable to predict the ultimate impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
On August 11, 2025, Ann Berman notified the Company of her intent to resign from the Company's Board of Directors and its committees in order to allocate additional time to her professional responsibilities as the new chair of Beth Israel Deaconess Medical Center, with such resignation to become effective on or before October 1, 2025. Ms. Berman's resignation was not due to any disagreement on any matter relating to the Company's operations, policies or practices.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies
During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

IMMUNEERING CORPORATION

Date: August 13, 2025	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)