Form 10-Q
period 2025-09-30
Immuneering Corp
filed 2025-11-12
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025 the registrant had 64,569,967 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

		Page
Part I	Financial Information	7

Item 1.	Financial Statements	7

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	7

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2025 and 2024 (Unaudited)	8

	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2025 and 2024 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II	Other Information	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 3.	Defaults Upon Senior Securities	99

Item 4.	Mine Safety Disclosures	99

Item 5.	Other Information	100

Item 6.	Exhibits	100

Signatures		102

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates (including whether as potential monotherapies or in combination with other therapeutic agents), the design, timing, disclosure of data, or outcome of our ongoing or planned preclinical studies or clinical trials involving atebimetinib (also referred to as IMM-1-104), any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates when administered alone or in combination with other therapeutic agents, the filing with, and approval by, regulatory authorities of our product candidates, the sufficiency of funds to operate the business of the Company and related expected cash runway, and our plans regarding raising additional capital, are forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$227,563,077	$36,144,720
Prepaids and other current assets	1,538,752	3,442,849
Total current assets	229,101,829	39,587,569

Property and equipment, net	892,553	1,122,865
Goodwill	6,690,431	6,690,431
Intangible asset, net	328,463	350,413
Right-of-use assets	3,411,693	3,667,352
Other assets	631,297	1,295,783
Total assets	$241,056,266	$52,714,413

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,600,274	$1,958,536
Accrued expenses	7,483,142	4,973,129
Other liabilities	80,089	233,665
Lease liabilities	381,760	338,438
Total current liabilities	9,545,265	7,503,768

Long-term liabilities:
Lease liabilities, net of current portion	3,534,569	3,824,419
Total liabilities	13,079,834	11,328,187
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 63,483,397 and 31,050,448 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	63,483	31,050
Class B common stock, $0.001 par value, 20,000,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	496,653,023	265,650,362
Accumulated deficit	(268,740,074)	(224,295,186)
Total stockholders' equity	227,976,432	41,386,226
Total liabilities and stockholders' equity	$241,056,266	$52,714,413
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$10,867,983	$11,252,850	$32,793,835	$33,107,222
General and administrative	4,505,406	4,013,581	12,807,465	12,384,074
Amortization of intangible asset	7,317	7,317	21,950	21,950
Total operating expenses	15,380,706	15,273,748	45,623,250	45,513,246
Loss from operations	(15,380,706)	(15,273,748)	(45,623,250)	(45,513,246)

Other income (expense)
Interest income	415,831	547,072	1,178,362	2,178,060
Other income, net	—	129,310	—	350,063
Net loss	$(14,964,875)	$(14,597,366)	$(44,444,888)	$(42,985,123)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.49)	$(1.20)	$(1.45)
Weighted-average common shares outstanding, basic and diluted	39,670,095	29,841,883	37,077,041	29,622,670

Other comprehensive loss:
Unrealized loss from marketable securities	—	7,845	—	8,624
Comprehensive Loss	$(14,964,875)	$(14,589,521)	$(44,444,888)	$(42,976,499)
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226
Issuance of common stock under at-the-market offering, net of issuance costs	4,836,804	4,837	—	—	13,671,830	—	—	13,676,667
Issuance of common stock through employee stock purchase plan	98,450	98	—	—	133,794	—	—	133,892
Stock-based compensation expense	—	—	—	—	1,692,267	—	—	1,692,267
Net loss	—	—	—	—	—	—	(15,046,132)	(15,046,132)
Balance at March 31, 2025	35,985,702	$35,985	—	$—	$281,148,253	$—	$(239,341,318)	$41,842,920

Issuance of common stock upon exercise of stock options	1,604	2	—	—	2,053	—	—	2,055
Stock-based compensation expense	—	—	—	—	1,524,943	—	—	1,524,943
Net loss	—	—	—	—	—	—	(14,433,881)	(14,433,881)
Balance at June 30, 2025	35,987,306	$35,987	—	$—	$282,675,249	$—	$(253,775,199)	$28,936,037

Issuance of common stock upon exercise of stock options	47,221	47	—	—	136,598	—	—	136,645
Issuance of common stock through employee stock purchase plan	201,693	202	—	—	287,816	—	—	288,018
Issuance of common stock under at-the-market offering, net of issuance costs	327,355	327	—	—	1,343,052	—	—	1,343,379
Issuance of common stock, pre-funded warrants, and common stock warrants through private placement, net of $1.6 million in placement costs	5,251,349	5,251	—	—	23,388,922	—	—	23,394,173
Issuance of common stock through public offering, net of underwriting discounts and $0.4 million in offering costs	18,959,914	18,960	—	—	164,068,015	—	—	164,086,975
Issuance of common stock through private placement with Aventis Inc., net of placement agent discounts and $0.2 million in placement costs.	2,708,559	2,709	—	—	23,297,291	—	—	23,300,000
Stock-based compensation expense	—	—	—	—	1,456,080	—	—	1,456,080
Net loss	—	—	—	—	—	—	(14,964,875)	(14,964,875)
Balance at September 30, 2025	63,483,397	$63,483	—	$—	$496,653,023	$—	$(268,740,074)	$227,976,432

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183
Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458
Issuance of common stock through employee stock purchase plan	152,427	152	—	—	247,313	—	—	247,465
Stock-based compensation expense	—	—	—	—	1,474,758	—	—	1,474,758
Net loss	—	—	—	—	—	—	(14,307,829)	(14,307,829)
Other comprehensive income	—	—	—	—	—	(306)	—	(306)
Balance at March 31, 2024	29,653,355	$29,653	—	$—	$256,260,567	$(1,084)	$(177,566,407)	$78,722,729

Stock-based compensation expense	—	—	—	—	1,661,749	—	—	1,661,749
Net loss	—	—	—	—	—	—	(14,079,927)	(14,079,927)
Other comprehensive loss	—	—	—	—	—	1,084	—	1,084
Balance at June 30, 2024	29,653,355	$29,653	—	$—	$257,922,316	$—	$(191,646,334)	$66,305,635

Issuance of common stock through employee stock purchase plan	78,341	78	—	—	127,109	—	—	127,187
Issuance of common stock under at-the-market offering, net of commissions, underwriting discounts and $86,374 in issuance costs	1,318,752	1,319	—	—	4,236,078	—	—	4,237,397
Stock-based compensation expense	—	—	—	—	1,640,116	—	—	1,640,116
Net loss	—	—	—	—	—	—	(14,597,366)	(14,597,366)
Other comprehensive income	—	—	—	—	—	7,845	—	7,845
Balance at September 30, 2024	31,050,448	$31,050	—	$—	$263,925,619	$7,845	$(206,243,700)	$57,720,814

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(44,444,888)	$(42,985,123)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	248,628	269,691
Reduction in carrying amount of right-of-use assets	255,660	247,165
Intangible asset amortization	21,950	21,950
Stock-based compensation expense	4,673,290	4,776,623
Net accretion of discount on marketable securities	—	(203,491)
Loss on disposal of fixed assets	—	1,315
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	1,904,097	(1,183,785)
Other assets	802,848	(261,337)
Increase (decrease) in:
Accounts payable	(474,214)	(168,884)
Accrued expenses	1,908,736	(581,135)
Lease liabilities	(246,528)	(221,934)
Other liabilities	(153,576)	(200,113)
Net cash used in operating activities	(35,503,997)	(40,489,058)
Cash flows from investing activities:
Purchases of property and equipment	(18,316)	(75,519)
Purchases of marketable securities	—	(5,410,170)
Maturities of marketable securities	—	26,430,000
Net cash (used in) provided by investing activities	(18,316)	20,944,311
Cash flows from financing activities:
Proceeds from exercise of stock options	138,700	732,458
Proceeds from issuance of common stock under employee stock purchase plan	421,910	374,652
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	15,020,046	4,237,397
Proceeds from sale of common stock, prefunded warrants and common stock warrants through private placement	24,998,919	—
Proceeds from public offering of common stock, net of commissions and underwriting	164,500,006	—
Proceeds from issuance of common stock through private placement with Aventis Inc	25,000,000	—
Payment of offering and placement costs	(3,138,911)	—
Net cash provided by financing activities	226,940,670	5,344,507
Net increase (decrease) in cash and cash equivalents	191,418,357	(14,200,240)
Cash and cash equivalents at beginning of period	36,144,720	59,405,817
Cash and cash equivalents at end of period	$227,563,077	$45,205,577
Supplemental disclosures of noncash information:
Offering and placement costs included in accounts payable/accrued expenses	$845,933	$—
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "2022 Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program (the "2022 ATM Program"). The Company sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended September 30, 2025. The Company sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025. The Company sold 1,318,752 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $3.38, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the three and nine months ended September 30, 2024.
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

On August 13, 2025, the Company entered into an Equity Distribution Agreement (the "2025 Sales Agreement") with the Sales Agent, to sell shares of its common stock with aggregate gross proceeds of up to $100 million, from time to time, through an “at the market” equity offering program (the "2025 ATM Program"). In connection with the September 2025 Offering (as defined below), the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (the "Reduced Amount"), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. The Company did not sell any shares of common stock under the 2025 ATM Program during the three and nine months ended September 30, 2025 or September 30, 2024, respectively.
On August 21, 2025, the Company entered into a Securities Purchase Agreement (the "August 2025 Purchase Agreement") with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in a private placement (the “August 2025 Private Placement”). The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 warrants (the “Purchase Warrants”) to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); see "Note 12 - Subsequent Events" for additional information related to the cashless exercise of the Pre-Funded Warrants. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2025, no Purchase Warrants had been exercised. As of September 30, 2025, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
On September 24, 2025, the Company entered into a Securities Purchase Agreement (the "September 2025 Purchase Agreement") with Aventis Inc. ("Aventis"), a wholly owned subsidiary of Sanofi, a French société anonyme, pursuant to which the Company agreed to sell securities to Aventis in a private placement (the “September 2025 Private Placement”). The September 2025 Purchase Agreement provided for the sale and issuance by the Company to Aventis of an aggregate of 2,708,559 shares of its common stock at a purchase price of $9.23 per share. The Company received aggregate net proceeds of $23.3 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions, but before deducting placement costs payable by the Company, which were estimated to be approximately $0.2 million. The September 2025 Private Placement closed on September 26, 2025.
On September 26, 2025, the Company completed an underwritten follow-on equity offering, pursuant to which it issued and sold 18,959,914 shares of its Class A common stock at an offering price of $9.23 per share (the "September 2025 Offering"), with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by the Company from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were estimated to be approximately $0.4 million.
To date, the Company has funded its operations through service revenues (which have since ceased), and with proceeds from the sale of its capital stock, warrants to purchase stock, and convertible notes. The Company has incurred recurring losses over the past several years and as of September 30, 2025, the Company had an accumulated deficit of $268.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and the recording of expenses that are not readily apparent from other sources. Significant estimates reflected in these interim condensed consolidated financial statements include but are not limited to: the accrued research and development expenses, the determination of fair value of stock-based awards, and the impairment of goodwill and intangible assets. Actual results may differ materially and adversely from these estimates.
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
There were no impairments identified for the year ended December 31, 2024 or for the three and nine months ended September 30, 2025.

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
Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.2 million of deferred offering costs as of September 30, 2025 and $0.5 million as of December 31, 2024.
Common Stock Warrants
The Company accounts for warrants issued as a separable unit in connection with sale of common stock as either liability or equity in accordance with Accounting Standards Codification (“ASC”) 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America (“U.S. GAAP”) the warrants should be classified as equity.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares with no changes in fair value of warrants recognized after the issuance date.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration for potentially dilutive securities. The pre-funded warrants are included as outstanding shares in the computation as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.
Recently Issued But Not Yet Adopted Accounting Pronouncements and Legislation
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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The

Company is currently evaluating the future impact of these tax law changes on its consolidated financial statements and disclosures.
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
There were no marketable securities as of September 30, 2025 and December 31, 2024, respectively. There were no impairments recorded during the three and nine months ended September 30, 2025 or September 30, 2024. Realized gains and losses are included in other income (expense) on the condensed consolidated statements of operations.
During the three and nine months ended September 30, 2025 and 2024, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of September 30, 2025 or December 31, 2024.
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
The following table summarizes our cash equivalents measured at fair value on a recurring basis as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$227,298,976	$—	$—	$227,298,976
Total cash equivalents	$227,298,976	$—	$—	$227,298,976
There have been no changes to the valuation methods during the nine months ended September 30, 2025. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2025.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2025 and December 31, 2024.

The following table summarizes our cash equivalents measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$35,865,754	$—	$—	$35,865,754
Total cash equivalents	$35,865,754	$—	$—	$35,865,754
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024

Computer equipment	$589,094	$570,778
Furniture and fixtures	98,628	98,628
Lab equipment	1,236,233	1,236,233
Leasehold improvements	298,941	298,941
Total	2,222,896	2,204,580
Accumulated depreciation and amortization	(1,330,343)	(1,081,715)
Property and equipment, net	$892,553	$1,122,865
Depreciation and amortization expense totaled $78,841 and $88,949 for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense totaled $248,628 and $269,691 for the nine months ended September 30, 2025 and 2024, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024

Accrued professional services	$1,033,244	$193,646
Accrued employee expenses	2,822,836	3,583,649
Accrued research and development expenses	3,518,288	1,106,872
Accrued other expenses	108,774	88,962
Total	$7,483,142	$4,973,129
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of September 30, 2025 and December 31, 2024 of which 63,483,397 and 31,050,448 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of September 30, 2025 and December 31, 2024, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
Equity Offerings
2022 Shelf Registration Statement
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
On August 10, 2022, the Company also entered into the 2022 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the 2022 ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the 2022 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent could terminate the 2022 Sales Agreement upon notice to the other party and subject to other conditions. The Company paid the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2022 Sales Agreement and provided the Sales Agent with customary indemnification rights. The Company sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended September 30, 2025. The Company sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025. The Company sold 1,318,752 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $3.38, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the three and nine months ended September 30, 2024.
Issuance costs incurred related to the 2022 Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet. The deferred offering costs for the 2022 ATM Program were written off in August 2025, after the 2022 Shelf Registration Statement and the 2022 ATM Program expired, the 2022 Sales Agreement was terminated, and the Company entered into the 2025 Sales Agreement related to the 2025 ATM Program. The Company had approximately $0.5 million of deferred offering costs as of December 31, 2024 associated with the 2022 Sales Agreement.
2025 Shelf Registration Statement
On August 13, 2025, the Company filed a Registration Statement on Form S-3 (File No. 333-289589) (the “2025 Shelf Registration Statement”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $300 million for a period of up to three years from the date of its effectiveness on August 20, 2025.
On August 13, 2025, the Company also entered into the 2025 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $100 million, from time to time, through the 2025 ATM Program under the 2025 Shelf Registration Statement. Subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the 2025 Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission up to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2025 Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of Class A common stock under the 2025 ATM Program during the three and nine months ended September 30, 2025 or September 30, 2024, respectively. In connection with the September 2025 Offering, the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (or the Reduced Amount, as defined above), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. As of September 30, 2025, the Company had aggregate gross sales proceeds capacity of $98.7 million remaining under the 2025 ATM Program.
Issuance costs incurred related to the 2025 Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet at September 30, 2025. The Company had approximately $0.2 million of deferred offering costs as of September 30, 2025 associated with the 2025 Sales Agreement.
August 2025 Private Placement
On August 21, 2025, the Company entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); see "Note 12 - Subsequent Events" for additional information related to the cashless exercise of the Pre-Funded Warrants. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2025, no Purchase Warrants had been exercised. As of September 30, 2025, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
Also on August 21, 2025, in connection with the August 2025 Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the August 2025 Private Placement. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the common stock and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and Purchase Warrants (collectively, the “Warrant Shares”) purchased by the purchasers in the August 2025 Private Placement, and any shares of common stock issued as a dividend or other distribution with respect to, in exchange for or in replacement of such common stock or Warrant Shares. On September 3, 2025, the Company filed a Registration Statement on Form S-3 (File No. 333-289997) (the “2025 Resale Registration Statement”) with the SEC in relation to the registration for re-sale of the common stock and Warrant Shares from the August 2025 Private Placement. The SEC declared the 2025 Resale Registration Statement effective on September 8, 2025.
The Purchase Warrants have an exercise price of $5.50 per share of common stock, are exercisable immediately following their issuance, and will expire on September 8, 2030. The Purchase Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends or distributions, certain other dividends or distributions and certain reorganizations. The Purchase Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the Purchase Warrants).

The foregoing and other related summaries contained herein do not purport to be complete and are qualified in their entirety by reference to the August 2025 Purchase Agreement, the Registration Rights Agreement, the Pre-Funded Warrants and the Purchase Warrants, which are filed as Exhibits 10.3, 10.4, 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares of common stock with no changes in fair value of warrants recognized after the issuance date.
The Purchase Warrants and Pre-Funded Warrants were classified as a component of stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Purchase Warrants and Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Purchase Warrants do not provide any guarantee of value or return. The Company valued the Purchase Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the common stock and Purchase Warrants, of which approximately $3.7 million was allocated to the Purchase Warrants and recorded as a component of additional paid-in-capital.

As of September 30, 2025, the Company had (i) 2,848,096 Purchase Warrants issued and outstanding at an exercise price of $5.50 per share to purchase shares of the Company's common stock, and (ii) 1,077,764 Pre-Funded Warrants issued and outstanding at an exercise price of $0.001 per share to purchase shares of the Company's common stock. On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of a cash payment of the $0.001 exercise price for each Pre-Funded Warrant, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock. See "Note 12 - Subsequent Events" for additional information related to the cashless exercise of the Pre-Funded Warrants.
September 2025 Aventis (Sanofi) Private Placement
On September 24, 2025, the Company entered into the September 2025 Purchase Agreement with Aventis, pursuant to which the Company agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by the Company to Aventis of an aggregate of 2,708,559 shares of its common stock at a purchase price of $9.23 per share. The Company received aggregate net proceeds of $23.3 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions, but before deducting placement costs payable by the Company, which were estimated to be approximately $0.2 million. The September 2025 Private Placement closed on September 26, 2025.
Pursuant to the September 2025 Purchase Agreement, the Company also agreed to (i) notify Aventis within three business days of the Company engaging in discussions with any third party regarding, or the Company’s board of directors authorizing the Company to pursue or initiate a process to pursue, any transaction that would be reasonably expected to result in a change of control of the Company or an affiliate of the Company (a “Change of Control”) or any other license, sale, assignment, transfer, grant or other disposition of the Company’s or an affiliate of the Company’s rights to research, develop, manufacture, commercialize, or otherwise exploit atebimetinib (a “Covered Transaction” and, collectively, a “Strategic Transaction Process”), (ii) provide Aventis the opportunity to participate in such Strategic Transaction Process subject to customary confidentiality and other undertakings on substantially the same procedural terms and timeframe as other participants, and (iii) for a period of 120 days following the date of the September 2025 Purchase Agreement, not enter into any Covered Transaction or commence, continue, or otherwise engage in any discussions, or negotiate with any third party, to enter into any Covered Transaction (provided that this provision shall not limit the entry by the Company into, or any engagement in discussion or negotiations with any third party regarding, a Change of Control transaction). These provisions contain customary confidentiality restrictions and limitations on disclosure obligations, and will terminate upon the earlier of: (a) such time as Aventis and its affiliates no longer hold at least 50% of the securities purchased from the Company pursuant to the September 2025 Purchase Agreement, (b) 90 days after the public release of the topline results of the overall survival of the Phase 3 clinical trial of atebimetinib in pancreatic cancer, (c) the liquidation, dissolution or winding-up of the affairs of the Company, or the consummation of any Change of Control or any other deemed liquidation event of the Company and (d) such time as all development activities with respect to atebimetinib have been terminated.
In addition, pursuant to the September 2025 Purchase Agreement, Aventis agreed (i) until the date that is six months after the closing date of the September 2025 Private Placement, to be subject to customary lock-up restrictions with respect to sales of shares of the Company’s Common Stock (or similar transactions with the same economic effect), subject to certain customary exceptions, (ii) until the first anniversary of the closing date of the September 2025 Private Placement, to be subject to stand-still restrictions with respect to acquisitions of shares of the Company’s Common Stock and similar activities, subject to certain customary exceptions and fall-away provisions, and (iii) until the first anniversary of the closing date of the September 2025 Private Placement or such earlier time as the stand-still restrictions shall have fallen away, vote with respect to all voting securities of the Company as to which it is entitled to vote in accordance with the recommendation of a majority of the Company’s board of directors.
The foregoing and other related summaries contained herein do not purport to be complete and are qualified in their entirety by reference to the September 2025 Purchase Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

September 2025 Offering
On September 26, 2025, the Company completed the September 2025 Offering, pursuant to which it issued and sold 18,959,914 shares of its Class A common stock at an offering price of $9.23 per share, with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by the Company from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were estimated to be approximately $0.4 million.
Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at September 30, 2025 and September 30, 2024 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(14,964,875)	$(14,597,366)	$(44,444,888)	$(42,985,123)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	39,670,095	29,841,883	37,077,041	29,622,670
Net loss per share - basic and diluted	$(0.38)	$(0.49)	$(1.20)	$(1.45)
The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration. There were 1,077,764 Pre-Funded Warrants outstanding at September 30, 2025.
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at September 30, 2025 and September 30, 2024:

	2025	2024

Options to purchase common stock	8,326,193	6,596,403
Purchase Warrants	2,848,096	–
Total shares of common stock equivalents	11,174,289	6,596,403
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of September 30, 2025, there were 969,941 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of September 30, 2025, there were 849,697 shares of common stock reserved for future issuance under the 2021 ESPP and 530,911 shares had been granted or purchased under the 2021 ESPP.
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
During the three and nine months ended September 30, 2025, the Company recognized incremental stock-based compensation expense of $32 thousand and $193 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company recognized incremental stock-based compensation expense totaling $84 thousand and $120 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss.

On March 20, 2025, the Company’s Board of Directors adopted the Immuneering Corporation 2025 Employment Inducement Award Plan (the "Inducement Award Plan"), without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the Inducement Award Plan was initially equal to 500,000 shares. Shares issued under the Inducement Award Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the Inducement Award Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the Inducement Award Plan. As of September 30, 2025, there were 382,000 shares available for future issuance under the Inducement Award Plan.
The Company recognized stock-based compensation expense of $1,456,080 and $4,673,290 during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $1,640,116 and $4,776,623, respectively. As of September 30, 2025, compensation expense remaining to be recognized for outstanding stock options was $7,761,498 and to be recognized over a weighted-average period of 2.42 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the nine months ended September 30, 2025, the Company granted 2,362,294 shares of stock options at a weighted-average grant date fair value of $1.99.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

Weighted-average risk-free interest rate	3.76% - 4.55%	3.93% - 4.82%
Expected term (in years)	5.51 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	65.86% - 67.33%	66.08% - 69.85%
The following table summarizes the stock option activity during the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	6,382,149	$4.40
Granted	2,362,294	1.99
Exercised	(48,825)	2.84
Cancelled	(369,425)	2.90
Outstanding at September 30, 2025	8,326,193	$3.81	7.36	$29,535,941

Vested and exercisable at September 30, 2025	4,996,711	$4.49	6.47	$15,447,408

For the three and nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development	$602,179	$714,573	$1,945,585	$1,959,834
General and administrative	853,901	925,543	2,727,705	2,816,789
Total	$1,456,080	$1,640,116	$4,673,290	$4,776,623
Note 10 – Commitments and Contingencies
Operating Leases
The Company leases 38,613 square feet of office and laboratory space in San Diego, California, under a lease that terminates on April 30, 2032. As of September 30, 2025, the right-of-use asset balance associated with this lease was $3,411,693.
The Company currently also leases office space in Cambridge, Massachusetts and New York, New York, pursuant to short-term arrangements. The Cambridge lease is currently on a month-to-month basis, requiring one month’s notice before termination. In September 2025, the Company executed a one year lease for the existing office space in Cambridge with a term that commences on December 1, 2025 and ends on November 30, 2026. The New York lease was most recently renewed on October 1, 2025 to extend the lease term through September 30, 2026. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of September 30, 2025, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts, and New York, New York were $32,426 due in 2025 and $140,136 due in 2026.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at September 30, 2025 were as follows:

Amount
Remainder of 2025	$189,051
2026	761,877
2027	784,737
2028	808,278
2029	832,527
Thereafter	2,041,704
Total future lease payments	5,418,174
Less: imputed interest	(1,501,845)
Total lease liabilities	$3,916,329
Lease liabilities	$381,760
Lease liabilities, net of current portion	3,534,569
Total lease liabilities	$3,916,329

Quantitative information regarding the Company’s leases for the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025	September 30, 2024
Lease costs:
Operating lease cost	$559,770	$574,232
Short-term lease cost	104,084	113,792
Sublease income	—	(19,200)
Total lease costs	$663,854	$668,824
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$550,638	$549,000
Operating cash flows from short-term leases	104,084	113,792
	$654,722	$662,792
Weighted-average remaining lease term - operating leases	6.58 years	7.58 years
Weighted-average discount rate - operating leases	10.0%	10.0%
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
Note 11 – Segments
An operating segment is identified as a component of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker ("CODM") in making decisions, including regarding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM.

The Company's CODM uses consolidated single-segment (one) financial information for purposes of: allocating resources, evaluating performance, making operating decisions, setting incentive targets, and planning and forecasting for future periods. The Company's CODM makes such decisions based on consolidated net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to deploy these resources across functions and operations (including research and development) that align with the Company’s strategic goals. All of the Company’s long-lived assets are held in the United States.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Program expenses(1)
atebimetinib (IMM-1-104)	$5,091,491	$4,591,547	$14,518,757	$12,045,176
IMM-6-415	292,917	1,212,407	2,195,284	3,372,353
Other programs	1,674,358	1,164,557	4,093,993	4,699,070
Non-program expenses(2)	1,894,410	1,380,336	4,677,209	4,223,505
Employee-related costs	4,892,610	5,195,836	15,216,089	16,126,828
Stock-based compensation expense	1,456,080	1,640,116	4,673,290	4,776,623
Depreciation and amortization	78,841	88,949	248,628	269,691
Other segment items(3)	(415,832)	(676,382)	(1,178,362)	(2,528,123)
Net loss	$14,964,875	$14,597,366	$44,444,888	$42,985,123

(1) Includes direct research and development expenses.
(2) Includes general and administrative expenses, in addition to facilities and other research and development expenses.
(3) Includes interest income and other (income) expense.
Note 12 – Subsequent Events
October 2025 Pre-Funded Warrant Exercise
On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of cash payment of the $0.001 exercise price for each Pre-Funded Warrant share, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock (the "October 2025 Cashless Exercise"). Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding.

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
Overview

We are a clinical-stage oncology company focused on keeping cancer patients alive and helping them thrive. We aim to achieve this goal through Deep Cyclic Inhibitors ("DCIs") of clinically-validated core signaling pathways such as the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Deep Cyclic Inhibitors are differentiated from targeted therapies that are designed to chronically inhibit a signaling pathway 24/7, and which are generally limited by toxicity, resistance and/or application to specific mutations only.

We are currently evaluating our lead product candidate, atebimetinib (also referred to as IMM-1-104), in a Phase 1/2a clinical trial in patients with advanced or metastatic solid tumors. Atebimetinib is being developed as a once-daily oral deep cyclic inhibitor of the MAPK signaling pathway, specifically at the level of mitogen-activated protein kinase kinase ("MEK"). Atebimetinib is designed to improve durability and tolerability and expand indications beyond currently registered MEK inhibitors to include RAS-driven tumors such as most pancreatic cancers.

DCIs aim to achieve durability by outpacing cancer, pulsing faster than cancer can adapt so tumors shrink slowly but durably, while depriving tumor cells of the sustained proliferative signaling required for rapid growth, and sparing healthy cells through a cadenced, normalized level of signaling. This mechanism was engineered using our proprietary informatics-based discovery platform. The development of our pipeline is translationally guided by our proprietary, human-aligned 3D tumor modeling platform that we combine with bioinformatics-driven patient profiling, which we believe has the potential to increase the probability of success in clinical development versus traditional drug development approaches. Our pipeline also includes a discovery program targeting RAS, an undisclosed target, and other small molecule drug discovery programs.

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

In February 2025, we announced entry into a clinical supply agreement with Regeneron Pharmaceuticals for its anti-PD-1 therapy, Libtayo® (cemiplimab), which intends to support the evaluation of atebimetinib in combination with Libtayo in a planned clinical trial in patients with unresectable or metastatic RAS-mutant non-small cell lung cancer. We expect to dose the first patient in this planned clinical trial in the second half of 2026.

In August 2025, we announced entry into a clinical supply agreement with Eli Lilly and Company for its second-generation KRAS G12C inhibitor, olomorasib (LY3537982), which intends to support the evaluation of atebimetinib in combination with olomorasib in a planned clinical trial in patients with locally advanced or metastatic KRAS G12c-mutant non-small cell lung cancer (NSCLC) who have progressed on prior therapy.

In September 2025, we announced updated interim data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with modified Gemcitabine/nab-Paclitaxel ("mGnP") in first-line pancreatic cancer patients, which is part our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced RAS- and/or RAF-mutant solid tumors.

We announced that, as of a cutoff date of August 26, 2025 (the "Cutoff Date"), 86% overall survival ("OS") and 53% progression free survival ("PFS") were observed in the initial intent-to-treat population of 34 patients dosed at the 320 mg once-daily dose level of atebimetinib in combination with mGnP (the "320 mg ITT Population"), with a median follow up time of nine months. Estimates of standard of care (described below) suggest a ~47% OS and ~29% PFS at nine months.

As of the Cutoff Date, the median OS of the 320 mg ITT Population had not been reached and the median PFS was 9.6 months. Also as of the Cutoff Date, 94% OS and 70% PFS were observed in the 320 mg ITT Population at six months. The standard of care reported a 67% OS and 44% PFS at six months. All data reported by us were from the same patient cohort (N=34) as we previously reported in June 2025.

The estimates of standard of care set forth above with respect to the nine-month follow-up data as of the Cutoff Date were extrapolated and reconstructed by us based on the publicly available third-party MPACT pivotal trial data for gemcitabine/nab-paclitaxel (the "MPACT Trial"). The references to standard of care set forth above with respect to the six-month follow-up data as of the Cutoff Date were reported out directly from the MPACT trial. Our Phase 1/2a clinical trial of atebimetinib does not include a head-to-head comparison against any other agents, and caution should be exercised when comparing data across trials.

We also announced that, as of the Cutoff Date, atebimetinib in combination with mGnP continued to be generally well tolerated. As of the Cutoff Date, Grade ≥ 3 treatment-emergent adverse events ("TEAEs") observed in 10% or greater of patients in the 320 mg ITT Population consisted of Anemia (eight patients or 24%) and Neutropenia (six patients or 18%). Grade ≥ 3 TEAEs observed in less than 10% of patients in the 320 mg ITT Population included Fatigue (6%), Vomiting (3%), Febrile Neutropenia (3%), Hypokalemia (3%) and Nausea (3%). No Grade 5 TEAEs were observed in this patient population and no new safety signals were identified.

We expect regulatory feedback on our pivotal Phase 3 clinical trial plans for atebimetinib in combination with mGnP in first-line pancreatic cancer patients in the fourth quarter of 2025. We also expect to provide further updated survival data in the first half of 2026 from first-line pancreatic cancer patients treated with atebimetinib in combination with mGnP in our ongoing Phase 2a trial, as well as to provide updated circulating tumor DNA data on acquired alterations in the second quarter of 2026, in each case including potentially at a scientific/medical conference. Subject to the regulatory feedback described above, we expect to dose the first patient in the pivotal Phase 3 clinical trial of atebimetinib in combination with mGnP in first-line pancreatic cancer patients by mid-2026.

Our second product candidate IMM-6-415 aims to achieve broad activity with an accelerated twice-daily oral dosing cadence, and is also a deep cyclic inhibitor of MEK. In December 2023, the FDA cleared our IND application for IMM-6-415 and, in March 2024, we commenced dosing in a Phase 1/2a clinical trial of IMM-6-415 for the potential treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial was designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of IMM-6-415. The Phase 1 portion of the clinical trial included dose escalation and dose exploration for IMM-6-415, using a mTPI-2 statistical design to establish an optimized RP2D in solid tumor patients with evidence of any RAF or RAS mutation.

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

For the period from inception through 2017, we devoted substantially all of our efforts to business planning, service revenue generation, developing tools to aid in drug discovery, and recruiting management and technical staff. Since 2018, we have focused significant effort on our own internal research and development programs, and since December 2022 have exclusively focused our efforts on such programs. We have financed our operations through service revenues (which have since ceased), the issuance of convertible debt and the sale of convertible preferred stock, common stock and warrants exercisable for common stock.

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
We sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended

September 30, 2025. We sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025. We sold 1,318,752 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $3.38, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the three and nine months ended September 30, 2024. We did not sell any shares of Class A common stock under the 2025 ATM Program during the three and nine months ended September 30, 2025 or September 30, 2024, respectively.
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); see "Notes to Unaudited Condensed Consolidated Financial Statements - Note 12 - Subsequent Events" for additional information related to the October 2025 Cashless Exercise of the Pre-Funded Warrants. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2025, no Purchase Warrants had been exercised. As of September 30, 2025, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
On September 24, 2025, we entered into the September 2025 Purchase Agreement with Aventis (a wholly owned subsidiary of Sanofi), pursuant to which we agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by us to Aventis of an aggregate of 2,708,559 shares of our common stock at a purchase price of $9.23 per share. We received aggregate net proceeds of $23.3 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions, but before deducting placement costs payable by us, which were estimated to be approximately $0.2 million. The September 2025 Private Placement closed on September 26, 2025.
On September 26, 2025, we completed the September 2025 Offering, pursuant to which we issued and sold 18,959,914 shares of our Class A common stock at an offering price of $9.23 per share, with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by us from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were estimated to be approximately $0.4 million.
Since inception, we have had significant annual operating losses. Our net loss was approximately $44.4 million for the nine months ended September 30, 2025 and approximately $61.0 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of approximately $268.7 million and approximately $227.6 million in cash and cash equivalents.
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
Based on our current business plans, we believe that our existing cash and cash equivalents as of September 30, 2025 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

As of November 12, 2025, the issuance date of the interim condensed consolidated financial statements for the three and nine-months ended September 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, we believe that our existing cash and cash equivalents will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
Our direct costs include:
•program-specific expenses incurred under agreements with third-party CROs and other vendors that conduct our preclinical and clinical activities on our behalf, including clinical trial sites that conduct research and development activities on our behalf;
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

Our direct research and development expenses consist of external costs and fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, contractor/consultant fees, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$10,868	$11,253	$(385)	(3.4)%
General and administrative	4,505	4,014	491	12.2%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	15,380	15,274	106	0.7%
Loss from operations	(15,380)	(15,274)	(106)	0.7%
Other income (expense)
Interest income	416	547	(131)	(23.9)%
Other income, net	—	129	(129)	(100.0)%
Net loss	$(14,964)	$(14,598)	$(366)	2.5%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
atebimetinib (IMM-1-104)	$5,091	$4,592	$499	10.9%
IMM-6-415	293	1,212	(919)	(75.8)%
Other programs	1,674	1,165	509	43.7%
Indirect research and development expenses:
Employee-related costs	2,820	3,138	(318)	(10.1)%
Stock-based compensation expense	602	715	(113)	(15.8)%
Facilities and other expenses	328	370	(42)	(11.4)%
Depreciation/amortization	60	61	(1)	(1.6)%

Total research and development	$10,868	$11,253	$(385)	(3.4)%
Research and development expenses decreased by approximately $0.4 million, or 3.4%, to approximately $10.9 million for the three months ended September 30, 2025, as compared to approximately $11.3 million for the three months ended September 30, 2024. The decrease of approximately $0.4 million was primarily due to a decrease in indirect research and development expenses of approximately $0.5 million, offset by an increase of approximately $0.1 million related to direct research and development expenses. The decrease in indirect costs were primarily driven by decreased employee-related costs (including due to a lower employee headcount) of $0.3 million, stock-based compensation costs of $0.1 million, in addition to depreciation/amortization and facilities and other expenses of $43 thousand. The increase in direct costs was driven by a $0.5 million increase in expenses related to atebimetinib (IMM-1-104) and increased preclinical spend of approximately $0.5 million, offset by a $0.9 million decrease in expenses related to IMM-6-415 due to the Company's prioritization of atebimetinib.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Employee-related costs	$2,073	$2,057	$16	0.8%
Stock-based compensation expense	854	926	(72)	(7.8)%
Professional fees	774	695	79	11.4%
Facilities and other allocated expenses	57	68	(11)	(16.2)%
Other	747	268	479	178.7%

Total general and administrative	$4,505	$4,014	$491	12.2%
General and administrative expenses increased by approximately $0.5 million, or 12.2%, to approximately $4.5 million for the three months ended September 30, 2025, as compared to approximately $4.0 million for the three months ended September 30, 2024. The increase of approximately $0.5 million was primarily driven by public filing costs associated with the various financing efforts during the quarter, a $0.1 million increase in professional fees for accounting, auditing and legal services, and a $16 thousand increase in employee-related costs. This was offset by decreased stock-based compensation expense of approximately $0.1 million and a decrease of $11 thousand in facilities and other allocated expenses.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 for the three months ended September 30, 2025 and 2024. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $0.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, driven primarily by lower interest rates and a lower total cash balance.
There was no other income for the three months ended September 30, 2025, compared to $0.1 million for the three months ended September 30, 2024. This was primarily a result of there being no marketable securities as of September 30, 2025 and December 31, 2024, respectively.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$32,794	$33,107	$(313)	(0.9)%
General and administrative	12,807	12,384	423	3.4%
Amortization of intangible asset	22	22	—	—%
Total operating expenses	45,623	45,513	110	0.2%
Loss from operations	(45,623)	(45,513)	(110)	0.2%
Other income (expense)
Interest income	1,178	2,178	(1,000)	(45.9)%
Other income	—	350	(350)	(100.0)%
Net loss	$(44,445)	$(42,985)	$(1,460)	3.4%

Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
atebimetinib (IMM-1-104)	$14,519	$12,045	$2,474	20.5%
IMM-6-415	2,195	3,372	(1,177)	(34.9)%
Other programs	4,094	4,700	(606)	(12.9)%
Indirect research and development expenses:
Employee-related costs	8,873	9,826	(953)	(9.7)%
Stock-based compensation expense	1,946	1,960	(14)	(0.7)%
Facilities and other expenses	985	1,020	(35)	(3.4)%
Depreciation/amortization	182	184	(2)	(1.1)%

Total research and development	$32,794	$33,107	$(313)	(0.9)%

Research and development expenses decreased by approximately $0.3 million, or 0.9%, to approximately $32.8 million for the nine months ended September 30, 2025, as compared to approximately $33.1 million for the nine months ended September 30, 2024. The decrease of approximately $0.3 million was primarily due to a decrease of approximately $1.0 million related to indirect research and development expenses, offset by a $0.7 million increase in direct research and development expenses. Indirect expenses were driven by a $1.0 million decrease associated with employee-related costs, offset by minor increases in stock-based compensation expense, facilities and other expenses, in the aggregate. The offsetting increase in direct research and development expenses were primarily attributable to an approximately $2.5 million increase in expenses related to atebimetinib (IMM-1-104), offset by a $1.2 million decrease in expenses related to

IMM-6-415 driven by decreased manufacturing and preclinical spend, and by a $0.6 million decrease in spend for earlier stage programs.
General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Employee-related costs	$6,343	$6,300	$43	0.7%
Stock-based compensation expense	2,728	2,817	(89)	(3.2)%
Professional fees	2,343	2,051	292	14.2%
Facilities and other allocated expenses	183	223	(40)	(17.9)%
Other	1,211	993	218	22.0%

Total general and administrative	$12,808	$12,384	$424	3.4%

General and administrative expenses increased by approximately $0.4 million, or 3.4%, to approximately $12.8 million for the nine months ended September 30, 2025, as compared to approximately $12.4 million for the nine months ended September 30, 2024. The increase of approximately $0.4 million was due to an increase in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.3 million, and increased other expenses of $0.2 million, primarily consisting of offering costs associated with various financing efforts during the current quarter, offset by decreased stock-based compensation expense of approximately $0.1 million and a decrease of $40 thousand in facilities and other allocated expenses.
Amortization of Intangible Asset
Amortization of intangible asset was $21,950 for the nine months ended September 30, 2025, and 2024. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income decreased by approximately $1.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven primarily by lower interest rates and a lower total cash balance.
There was no other income for the nine months ended September 30, 2025, compared to $0.4 million for the nine months ended September 30, 2024. This was primarily a result of there being no marketable securities as of September 30, 2025 and December 31, 2024, respectively.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, warrants exercisable for common stock, and the exercise of stock options.
As of September 30, 2025, we had an accumulated deficit of $268.7 million and $227.6 million in cash and cash equivalents. Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

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
On August 10, 2022, we entered into the 2022 Sales Agreement with the Sales Agent to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through the 2022 ATM Program. We sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended September 30, 2025. We sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025. We sold 1,318,752 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $3.38, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the three and nine months ended September 30, 2024. In August 2025, the 2022 Shelf Registration Statement and the 2022 ATM Program expired, and the 2022 Sales Agreement was terminated.
On August 13, 2025, we entered into the 2025 Sales Agreement with the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100 million, from time to time, through the 2025 ATM Program. In connection with the September 2025 Offering (as defined below), we: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by the Reduced Amount, resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. We did not sell any shares of common stock under the 2025 ATM Program during the three and nine months ended September 30, 2025 or September 30, 2024, respectively.
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); see "Notes to Unaudited Condensed Consolidated Financial Statements - Note 12 - Subsequent Events" for additional information related to the cashless exercise of the Pre-Funded Warrants. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2025, no Purchase Warrants had been exercised. As of September 30, 2025, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
On September 24, 2025, we entered into the September 2025 Purchase Agreement with Aventis, pursuant to which we agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by us to Aventis of an aggregate of 2,708,559 shares of our common stock at a purchase price of $9.23 per share. We received aggregate net proceeds of $23.3 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions, but before deducting placement costs payable by us, which were estimated to be approximately $0.2 million. The September 2025 Private Placement closed on September 26, 2025.
On September 26, 2025, we completed the September 2025 Offering, pursuant to which we issued and sold 18,959,914 shares of our Class A common stock at an offering price of $9.23 per share, with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by us from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were estimated to be approximately $0.4 million.
As of September 30, 2025, we had contractual obligations related to various leases of $0.2 million for 2025, $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029 and $2.0 million for periods thereafter.

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

Based on our current business plans, we believe that our existing cash and cash equivalents as of September 30, 2025 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,504)	$(40,489)
Investing activities	(18)	20,944
Financing activities	226,941	5,345

Net increase (decrease) in cash and cash equivalents	$191,419	$(14,200)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, operating activities used approximately $35.5 million of cash, primarily resulting from our net loss of approximately $44.4 million, partially offset by changes in assets and liabilities of $3.7 million, stock-based compensation expense of approximately $4.7 million, depreciation of approximately $0.2 million and the reduction in carrying amount of right-of-use assets of approximately $0.3 million.
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
Net Cash (Used in) Provided by Investing Activities
During the nine months ended September 30, 2025, investing activities used approximately $18 thousand of cash, primarily resulting from purchases of property and equipment of approximately $18 thousand.

During the nine months ended September 30, 2024, investing activities provided approximately $20.9 million, primarily resulting from the maturities of marketable securities of approximately $26.4 million, partially offset by purchases of marketable securities of $5.4 million and property and equipment of approximately $76 thousand.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was approximately $226.9 million, primarily driven by proceeds of approximately: $15.0 million from the sale of common stock under our 2022 ATM program, net of commissions; $0.4 million from the sale of common stock pursuant to our employee stock purchase plan; $0.1 million from the exercise of stock options; $25.0 million from the sale of common stock, Pre-Funded Warrants and Purchase Warrants in the August 2025 Private Placement; $25.0 million from the sale of common stock in the September 2025 Private Placement; and $164.5 million from the sale of common stock in the September 2025 Offering, net of underwriting commissions. The above were partially offset by aggregate payments of offering and placement expenses, as applicable, of $3.1 million.
During the nine months ended September 30, 2024, net cash provided by financing activities was approximately $5.3 million, primarily driven by proceeds of approximately $4.2 million from the sale of common stock under our 2022 ATM program, net of commissions; $0.4 million from the sale of common stock pursuant to our employee stock purchase plan; and $0.7 million from the exercise of stock options.

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
Based on our currently forecasted operating plan, we believe that our existing cash and cash equivalents as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of November 12, 2025, the issuance date of the interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q, management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer and Treasurer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock, Class A common stock and warrants exercisable for common stock. We have incurred net losses of approximately $44.4 million and $61.0 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $268.7 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our product candidate atebimetinib for the treatment of advanced solid tumors in patients harboring RAS and/or RAF mutant tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
As of September 30, 2025, we had $227.6 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our development activities and other operations into 2029. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We may seek additional capital through a variety of means, including through public or private equity offerings including those made pursuant to the 2025 Sales Agreement (as defined herein) or otherwise, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, for example as we did in August and September 2025, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition to dilution, such financings may result in the imposition of debt covenants, increased fixed payment obligations, other restrictions (including operating restrictions) or other obligations (for example, providing registration or other information rights to certain investors, as we did in the August 2025 Private Placement and September 2025 Private Placement, respectively) that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed updated interim safety and efficacy data from the Phase 2a portion of our ongoing Phase 1/2a clinical trial of atebimetinib in September 2025. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary and/or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times (including for an extended period beginning in October 2025) and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Similarly, incoming administrations have taken and may in the future take measures to reduce personnel at, and funding for, regulatory agencies including the FDA and the SEC. For example, the current administration has issued executive orders that may significantly reduce the federal workforce and could adversely affect the FDA’s ability to attract and retain qualified scientific reviewers, which could result in longer review times for our applications. If a prolonged government shut down, funding or personnel reduction, policy change, or other disruption at the FDA occurs, continues to occur and/or worsens, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, as a public company, future government shutdowns could impact our ability to further access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Separately, in response to the global COVID-19 pandemic, the FDA has continued to monitor and implement changes to its inspection activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new variants, pandemics or other widespread adverse health events may lead to further inspection delays. Regulatory authorities outside the United States have in the past and may in the future adopt similar restrictions or other policy measures in response to such events. If a prolonged government shutdown occurs or continues, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
As of September 30, 2025, we had 54 full-time employees, including 38 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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
August 2025 Private Placement
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); see "Notes to Unaudited Condensed Consolidated Financial Statements - Note 12 - Subsequent Events" for additional information related to the October 2025 Cashless Exercise of the Pre-Funded Warrants. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2025, no Purchase Warrants had been exercised. As of September 30, 2025, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
Also on August 21, 2025, in connection with the August 2025 Purchase Agreement, we entered into the Registration Rights Agreement with the purchasers in the August 2025 Private Placement. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the common stock and the Warrant Shares purchased by the purchasers in the August 2025 Private Placement, and any shares of common stock issued as a dividend or other distribution with respect to, in exchange for or in replacement of such common stock or Warrant Shares. On September 3, 2025, we filed the 2025 Resale Registration Statement with the SEC in relation to the registration for re-sale of the common stock and Warrant Shares from the August 2025 Private Placement. The SEC declared the 2025 Resale Registration Statement effective on September 8, 2025.
The foregoing and other related summaries contained herein do not purport to be complete and are qualified in their entirety by reference to the August 2025 Purchase Agreement, the Registration Rights Agreement, the Pre-Funded Warrants and the Purchase Warrants, which are filed as Exhibits 10.3, 10.4, 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q.

September 2025 Aventis (Sanofi) Private Placement
On September 24, 2025, we entered into the September 2025 Purchase Agreement with Aventis (a wholly owned subsidiary of Sanofi), pursuant to which we agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by us to Aventis of an aggregate of 2,708,559 shares of our common stock at a purchase price of $9.23 per share. We received aggregate net proceeds of $23.3 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions, but before deducting placement costs payable by us, which were estimated to be approximately $0.2 million. The September 2025 Private Placement closed on September 26, 2025.
Pursuant to the September 2025 Purchase Agreement, we also agreed to (i) notify Aventis within three business days of engaging in discussions with any third party regarding, or our board of directors authorizing us to pursue or initiate a process to pursue, any transaction that would be reasonably expected to result in a Strategic Transaction Process, (ii) provide Aventis the opportunity to participate in such Strategic Transaction Process subject to customary confidentiality and other undertakings on substantially the same procedural terms and timeframe as other participants, and (iii) for a period of 120 days following the date of the September 2025 Purchase Agreement, not enter into any Covered Transaction or commence, continue, or otherwise engage in any discussions, or negotiate with any third party, to enter into any Covered Transaction (provided that this provision shall not limit the entry by us into, or any engagement in discussion or negotiations with any third party regarding, a Change of Control transaction). These provisions contain customary confidentiality restrictions and limitations on disclosure obligations, and will terminate upon the earlier of: (a) such time as Aventis and its affiliates no longer hold at least 50% of the securities purchased from us pursuant to the September 2025 Purchase Agreement, (b) 90 days after the public release of the topline results of the overall survival of the Phase 3 clinical trial of atebimetinib in pancreatic cancer, (c) the liquidation, dissolution or winding-up of our affairs, or the consummation of any Change of Control or any other deemed liquidation event of us and (d) such time as all development activities with respect to atebimetinib have been terminated.
In addition, pursuant to the September 2025 Purchase Agreement, Aventis agreed (i) until the date that is six months after the closing date of the September 2025 Private Placement, to be subject to customary lock-up restrictions with respect to sales of shares of our common stock (or similar transactions with the same economic effect), subject to certain customary exceptions, (ii) until the first anniversary of the closing date of the September 2025 Private Placement, to be subject to stand-still restrictions with respect to acquisitions of shares of our common stock and similar activities, subject to certain customary exceptions and fall-away provisions, and (iii) until the first anniversary of the closing date of the September 2025 Private Placement or such earlier time as the stand-still restrictions shall have fallen away, vote with respect to all of our voting securities as to which it is entitled to vote in accordance with the recommendation of a majority of our board of directors.
The foregoing and other related summaries contained herein do not purport to be complete and are qualified in their entirety by reference to the September 2025 Purchase Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.
Use of Proceeds
We intend to use the net proceeds from the August 2025 Private Placement and the September 2025 Private Placement to advance the preclinical and clinical development of our product candidates and for working capital and other general corporate purposes.
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
None.
(c) Insider Trading Arrangements and Policies
During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	2/2/2024
4.1	Form of Pre-Funded Warrant	8-K	001-40675	4.1	8/25/2025
4.2	Form of Purchase Warrant	8-K	001-40675	4.2	8/25/2025
10.1#	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective August 12, 2025					*
10.2	Equity Distribution Agreement, dated as of August 13, 2025, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-289589	1.2	8/13/2025
10.3##	Form of Securities Purchase Agreement, dated as of August 21, 2025, by and among Immuneering Corporation and the investors party thereto	8-K	001-40675	10.1	8/25/2025
10.4	Form of Registration Rights Agreement, dated as of August 21, 2025, by and among Immuneering Corporation and the investors party thereto	8-K	001-40675	10.2	8/25/2025
10.5##	Securities Purchase Agreement, dated as of September 24, 2025, by and between Immuneering Corporation and Aventis Inc.	8-K	001-40675	10.1	9/24/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
# Indicates management contract or compensatory plan.
## The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information relating to the Company, the investor(s) and/or the transactions described herein or therein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: November 12, 2025	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)