Form 10-K
period 2025-12-31
Immuneering Corp
filed 2026-03-06
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $101.1 million (based upon a $3.37 closing sale price of the Class A common stock on that date on the Nasdaq Global Market).
As of March 3, 2026, the registrant had 64,652,926 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the timing of the initiation, progress and potential results of our ongoing and planned clinical trials and our research programs, including our ongoing Phase 1/2a clinical trial of atebimetinib and planned registrational trial of atebimetinib in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer;
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
•the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, including in our planned registrational trial of atebimetinib in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer;
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

Risk Factors Summary
We are subject to numerous risks and uncertainties, including those further described below in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:
•We are a late-stage clinical oncology company with a limited operating history in developing pharmaceutical products, have not completed any registrational clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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
•The outcome of preclinical studies and earlier clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
•Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
•Our business is substantially dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval to treat the indications that we seek to treat with our product candidates, and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
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

PART I
Item 1. Business
We are a late-stage clinical oncology company focused on keeping cancer patients alive and helping them thrive. We are developing and seeking to commercialize an entirely new category of anti-cancer medicines, Deep Cyclic Inhibitors, which we believe have the potential to be more effective and better tolerated targeted therapies.
Deep Cyclic Inhibitors
Deep Cyclic Inhibition® ("DCI") is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. Our Deep Cyclic Inhibitors inhibit clinically-validated core signaling pathways, such as the mitogen-activated protein kinase ("MAPK") pathway. Our novel approach is designed to improve durability and tolerability, and differentiates us from chronically targeted precision therapies, which are generally limited by toxicity, resistance and/or application to specific mutations only.
Atebimetinib (IMM-1-104)
Our lead product candidate, atebimetinib (IMM-1-104), is an oral, once-daily Deep Cyclic Inhibitor of mitogen-activated protein kinase kinase ("MEK"), designed to improve durability and tolerability across many cancer indications, including MAPK pathway-driven tumors such as pancreatic cancer. We are currently in the process of initiating a Phase 3 clinical trial of atebimetinib, which we call the MAPKeeper 301 trial, to evaluate atebimetinib in combination with modified gemcitabine/nab-paclitaxel ("mGnP") in first-line pancreatic cancer patients. We expect to dose the first patient in the MAPKeeper 301 trial in mid-2026.
MAPKeeper 301 is designed as a global Phase 3 registrational trial that will evaluate atebimetinib (320 mg QD) in combination with mGnP, compared to standard of care gemcitabine/nab-paclitaxel ("GnP") alone, in first-line metastatic pancreatic ductal adenocarcinoma ("PDAC"). The primary endpoint of MAPKeeper 301 is overall survival, and secondary endpoints include progression-free survival, overall response rate, disease control rate, and quality of life measurements. We plan to enroll a total of approximately 510 patients in MAPKeeper 301, divided equally across the two arms.

In January 2026, we announced positive interim response and safety data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with mGnP in first-line pancreatic cancer patients, which is part of our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced solid tumors. We also announced that we expect the following near-term milestones related to atebimetinib: presenting further updated circulating tumor DNA data on acquired alterations from cancer patients treated with atebimetinib at a major scientific meeting, in the second quarter of 2026; announcing further updated survival data from over 50 first-line pancreatic cancer patients treated with atebimetinib in combination with mGnP in our ongoing Phase 1/2a clinical trial, in the first half of 2026; and dosing the first patient in a planned clinical trial of atebimetinib in combination with Libtayo® in non-small cell lung cancer patients, in the second half of 2026.

Our DCI Pipeline

Our development pipeline also includes our additional clinical-stage product candidate envometinib (IMM-6-415) and other early-stage research programs, including research focused on validated core cancer-signaling pathways outside of the MAPK pathway.
Overview
Our DCI platform is enabled by two key elements:
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
We began applying our proprietary platform and approach to internally develop our wholly owned pipeline of Deep Cyclic Inhibitors, orally administered small molecule drug programs. Our approach played a critical role in determining the most important characteristics for, and the creation of, atebimetinib and envometinib. Specifically, our platform enables us to:
•leverage insights from human data to compare distinct groups who differ in a certain aspect of disease or response to a particular therapy, in order to identify disease transcriptional profiles we aim to counteract;
•identify novel targets and new ways to drug existing targets using our technology and insights into mechanisms of response;
•generate novel chemistry that is designed to overcome MAPK-feedback loops and other adaptive resistance mechanisms to achieve optimal signaling dynamics; and
•profile product candidates in a large number of proprietary humanized 3D tumor growth assays using our proprietary translational planning to more accurately predict drug response compared to standard models and identify the types of cancer we believe most likely to be sensitive to such product candidates.
Our current programs are focused on tumors driven by mutations of the MAPK signaling pathway (i.e., RAS/RAF/MEK/ERK), and other relevant signaling pathways outside of the MAPK pathway. Existing drugs targeting the MAPK pathway are generally limited by toxicity, resistance and/or are narrowly focused on subpopulations with specific mutations. The MAPK pathway functions to drive cell proliferation, differentiation, survival and a variety of other cellular functions that are critical for the formation and progression of tumors.
Fundamental Cancer Signaling Cellular Pathways
Deep Cyclic Inhibition of Cancer Signaling Pathways Challenges the Prevailing Chronic Ablation Approach
Each of the programs in our pipeline of Deep Cyclic Inhibitors is designed to drive cyclical disruption of abnormal activation of the MAPK signaling pathway or other relevant core signaling pathways outside the MAPK pathway, with the goal of maximizing antitumor therapeutic effects while limiting drug-related toxicity and adaptive resistance.

Traditional targeted oncology drug development generally seeks to chronically sustain pathway inhibition, by prioritizing drugs with long to moderate half-lives and dosing them at intervals that maintain a sufficient level of drug, even at trough, to maintain target occupancy. This prevailing chronic ablation approach can cause on-target drug-related toxicity and limit clinical durability as a result of extended drug holidays, treatment discontinuation, and/or adaptive resistance. By contrast, our differentiated approach, based on counterintuitive insights derived from our translational bioinformatics platform, is to design novel drugs with at least three key aims: (1) achieve a manyfold higher CMax, (2) display a short plasma drug half-life, and (3) endow drugs with the ability to block feedback loops that would otherwise be susceptible to pathway reactivation. This design aims to provide enhanced mechanistic control of the target of interest and break tumor addiction, to prevent tumors from indefinitely self-replicating, metastasizing and evading the host’s immune system, among other capabilities. By cyclically disrupting these core oncogenic signaling pathways in cancer cells (i.e., imposing normalized signaling dynamics), we believe we can create novel therapeutics that maximize therapeutic activity in broad patient populations while providing an improved tolerability profile and improved durability through reduced pressure stemming from adaptive resistance. We believe we are pioneers in this unique approach of therapeutically leveraging signaling dynamics against tumor addiction.
Atebimetinib’s Deep Cyclic Inhibition of MEK is Designed to Improve Tolerability and Broaden Activity vs. Chronic Inhibition of MEK

Our Wholly-Owned Deep Cyclic Inhibitor Pipeline
Our Deep Cyclic Inhibitor programs target clinically validated pathways while seeking to improve patient outcomes across a wide range of solid tumor types through our differentiated programs. Our current pipeline of product candidates and discovery programs is depicted below.

Our Lead Clinical Program: Atebimetinib (IMM-1-104)
Our lead product candidate, atebimetinib, is an oral, once-daily Deep Cyclic Inhibitor of MEK, designed to improve durability and tolerability across many cancer indications, including MAPK pathway-driven tumors such as pancreatic cancer. Atebimetinib is designed to achieve a unique pharmacokinetic ("PK") profile: it aims for a manyfold higher CMax to provide stronger inhibition of the MAPK pathway than has been observed with first and second generation MEK inhibitors, followed by a complete release of the MAPK pathway through a near-zero drug trough. We believe this deep cyclic inhibition may enable broad activity with improved tolerability and limit the development of adaptive resistance.
Atebimetinib was observed to bind to MEK and acts as a highly selective inhibitor of mitogen-activated protein kinase kinase kinase ("ERK") activation (i.e., phosphorylation), with a “Dual MEK” function that is designed to block the CRAF-bypass feedback to prevent MAPK pathway reactivation. Atebimetinib is designed with a short plasma half-life that reduces sustained pathway inhibition (as depicted above). Atebimetinib is also designed to prevent RAF-mediated activation of MEK, such as CRAF-bypass, by engagement of the RAF activation loop on MEK, and at elevated levels further disrupt the kinase suppressor of RAS 1 and 2 ("KSR"). We believe this innovative method of pathway inhibition has the ability to normalize cancer cell signaling dynamics and limits unnecessary harm to normal healthy cells. Collectively, we believe these qualities differentiate atebimetinib from other treatment options for RAS or RAF mutant and other MAPK-addicted tumors, as well as from known MEK inhibitors, by potentially enabling atebimetinib to reduce drug resistance while improving tolerability.

In preclinical studies, we observed that atebimetinib inhibited MEK and ERK across a wide range of human and murine solid tumor models, including those with activating mutations in KRAS, NRAS, HRAS, and BRAF. In addition, in head-to-head preclinical studies, we evaluated atebimetinib in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung, colon, pancreas, and skin cancer, and observed tumor stasis or regression with insignificant body weight loss ("BWL") when compared to certain FDA-approved MEK inhibitors at reported human dose equivalent dose and schedules. Given the data observed in these preclinical studies, we believe that atebimetinib has the potential to deliver clinical benefit for patients across many cancer indications, including MAPK pathway-driven tumors such as pancreatic cancer. who currently have limited treatment options.
In November 2022, we commenced dosing in our ongoing Phase 1/2a clinical trial for atebimetinib in patients with advanced solid tumors. The ongoing Phase 1/2a clinical trial is designed to assess the safety, tolerability, PK, pharmacodynamic ("PD"), and preliminary anti-tumor activity of atebimetinib, alone or in combination with other agents.
In February 2024, July 2024 and December 2024, respectively, we announced that the FDA granted Fast Track designation for atebimetinib for the treatment of patients: with PDAC who have failed one line of treatment; with PDAC in the first-line setting; and with unresectable or metastatic NRAS-mutant melanoma who have progressed on or are intolerant to PD-1/PD-L1 based immune checkpoint inhibitors.
In October 2024, we announced that the FDA granted orphan drug designation for atebimetinib for the treatment of pancreatic cancer.
In January 2025, we announced positive interim response and safety data from multiple Phase 2a pancreatic cancer arms of our ongoing Phase 1/2a clinical trial of atebimetnib, including:
•Atebimetinib in combination with modified FOLFIRINOX ("mFFX"): as of January 6, 2025, of the six evaluable patients in the ongoing Phase 2a arm evaluating atebimetinib with mFFX in first-line pancreatic cancer, three patients achieved a partial response (one unconfirmed) and three patients achieved stable disease, collectively representing an interim 50% (3/6) overall response rate ("ORR"), in each case as measured by the Response Evaluation Criteria in Solid Tumors ("RECIST"). The three patients that achieved partial responses, and one of the patients that achieved stable disease, remained on treatment as of the cutoff date. We also announced that, as of January 6, 2025, atebimetinib in combination with mFFX was observed to be generally well tolerated.
•Atebimetinib Monotherapy: as of December 5, 2024, of the twenty-one evaluable patients in the ongoing Phase 2a arm evaluating atebimetinib monotherapy in second-line pancreatic cancer, eleven patients achieved disease control, including one patient that achieved a partial response with a sixty-seven percent (67%) target lesion reduction, in each case as measured by RECIST. The patient that achieved the forementioned partial response, and eight of the patients that achieved stable disease, remained on treatment as of the cutoff date. We also announced that, as of December 5, 2024, atebimetinib monotherapy was observed to be very well tolerated. As of December 5, 2024, treatment-related adverse events ("TRAEs") observed in ten-percent (10%) or greater of evaluable patients dosed with atebimetinib at 320mg (n=21) were mostly Grade 1 events, with some Grade 2 events observed, including for: Rash (1 patient or 5%), Diarrhea (2 patients or 10%), Fatigue (1 patient or 5%) and Blurred Vision (1 patient or 5%); no Grade 3, Grade 4 or Grade 5 TRAEs were observed in this subset of the patient population.

In February 2025, we announced entry into a clinical supply agreement with Regeneron Pharmaceuticals for its anti-PD-1 therapy, Libtayo® (cemiplimab), which intends to support the evaluation of atebimetinib in combination with Libtayo in a planned clinical trial of patients with unresectable or metastatic RAS-mutant non-small cell lung cancer. We expect to dose the first patient in this planned clinical trial in the second half of 2026.
In June 2025 and again in September 2025, we announced positive interim response and safety data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with mGnP in first-line pancreatic cancer patients.
In August 2025, we announced a clinical supply agreement with Eli Lilly and Company for its second-generation KRAS G12C inhibitor, olomorasib (LY3537982), which intends to support the evaluation of atebimetinib in combination with olomorasib in a planned clinical trial of patients with locally advanced or metastatic KRAS G12C-mutant non-small cell lung cancer who have progressed on prior therapy.
In January 2026, we announced further updated positive interim data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with mGnP in first-line pancreatic cancer patients. As of a cutoff date of December 15, 2025 (the “Cutoff Date”), 64% overall survival (“OS”) at 12 months (with median follow-up time of 13.4 months) was observed in the initial intent-to-treat population of 34 patients dosed at the 320 mg once-daily dose level of atebimetinib in combination with mGnP (the “320 mg ITT Population”). The standard of care (described below) reported a 35% OS at twelve months. As of the Cutoff Date, the median OS of the 320 mg ITT Population had not been reached and the median progression free survival ("PFS") was 8.5 months. Also as of the Cutoff Date, 94% OS and 83% OS were observed in the 320 mg ITT Population at six months and at nine months, respectively. The standard of care (described below) reported a 67% OS at six months; estimates of standard of care (described below) suggest a ~47% OS at nine months. As of the Cutoff Date, atebimetinib in combination with mGnP continued to be generally well tolerated. As of the Cutoff Date, Grade ≥ 3 treatment-emergent adverse events (“TEAEs”) observed in 10% or greater of patients in the 320 mg ITT Population consisted of Anemia (six patients or 18%) and Neutropenia (six patients or 18%). Grade ≥ 3 TEAEs observed in less than 10% of patients in the 320 mg ITT Population included Fatigue (6%), Leukopenia (3%), Vomiting (3%), Febrile Neutropenia (3%), Hypokalemia (3%) and Nausea (3%). No Grade 5 TEAEs were observed in this patient population and no new safety signals were identified.

The estimates of (and other references to) standard of care set forth above with respect to the six month and twelve month follow-up data were reported out directly from the publicly available third-party MPACT pivotal trial data for gemcitabine/nab-paclitaxel. The estimates of (and other references to) standard of care set forth above with respect to the nine month follow-up data were extrapolated and reconstructed by us based on the publicly available third-party MPACT pivotal trial data for gemcitabine/nab-paclitaxel. Our Phase 1/2a clinical trial of atebimetinib does not include a head-to-head comparison against any other agents, and caution should be exercised when comparing data across trials.

We are currently in the process of initiating a Phase 3 clinical trial of atebimetinib, which we call the MAPKeeper 301 trial, to evaluate atebimetinib in combination with mGnP in first-line pancreatic cancer patients. MAPKeeper 301 is designed as a global Phase 3 registrational trial that will evaluate atebimetinib (320 mg QD) in combination with mGnP, compared to standard of care GnP alone, in first-line metastatic PDAC. The primary endpoint of MAPKeeper 301 is OS, and secondary endpoints include PFS, ORR, disease control rate, and quality of life measurements. We plan to enroll a total of approximately 510 patients in MAPKeeper 301, divided equally across the two arms. We expect to dose the first patient in the MAPKeeper 301 trial in mid-2026.

Additionally, we expect the other following near-term milestones related to atebimetinib: presenting further updated circulating tumor DNA data on acquired alterations from cancer patients treated with atebimetinib at a major scientific meeting, in the second quarter of 2026; announcing further updated survival data from over 50 first-line pancreatic cancer patients treated with atebimetinib in combination with mGnP in our ongoing Phase 1/2a clinical trial, in the first half of 2026; and dosing the first patient in a planned clinical trial of atebimetinib in combination with Libtayo in non-small cell lung cancer patients, in the second half of 2026.
Our Second Clinical Stage Program: Envometinib (IMM-6-415)
Our second program is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway, designed with unique drug-like properties including a shorter plasma half-life for an accelerated pharmacokinetic cadence dosed twice-daily in humans. Our product candidate for this program is designated as envometinib, and is designed to target MEK in a way that disrupts the MAPK pathway at ERK through reduction of MEK activation. We designed envometinib to have a unique PK and PD profile that may be optimized for distinct solid tumors, potentially including a broad range of MAPK-driven tumors as a monotherapy, as well as for a variety of combination approaches.

In March 2024, we commenced dosing in a Phase 1/2a clinical trial of envometinib for the treatment of patients with advanced solid tumors harboring RAF or RAS mutations. The Phase 1/2a clinical trial was designed to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of envometinib. The Phase 1 portion of the clinical trial included dose escalation and dose exploration for envometinib, using a Bayesian modified toxicity probability interval ("mTPI-2") statistical design to establish an optimized recommended Phase 2 dose ("RP2D") in solid tumor patients with evidence of any RAF or RAS mutation. The Phase 2a portion included evaluating envometinib in multiple dose expansion arms at the candidate RP2D.
In January 2025, we announced initial interim PK, PD and safety data from the monotherapy Phase 1 portion of the envometinib clinical trial. As of December 23, 2024, seventeen patients dosed orally with envometinib twice daily were evaluable for PK and PD analyses (as depicted in the image below). Of these patients, the Company dosed three patients at 40 mg (the first dose level), three patients at 80 mg (the second dose level), three patients at 120 mg (the third dose level), and eight patients at 160 mg (the fourth dose level). The majority of patients dosed at the second, third and fourth dose levels achieved significant PK Cmax levels, which is the plasma concentration of therapy in a specific area of the body, with envometinib of over 1,000 ng/mL or approximately 100 nM drug free-fraction. In addition, up to 72%, 76% and 77% PD inhibition of phosphorylated extracellular signal-regulated kinase ("pERK") was observed, as compared to pre-treatment baseline for patients dosed with envometinib at the second, third and fourth dose levels, respectively. The majority of patients dosed at the first, second and third dose levels showed a return to favorably low PK Ctrough levels, with envometinib of less than approximately 200 ng/mL or approximately 20 nM drug free-fraction. We also announced that, as of December 23, 2024, envometinib monotherapy was observed to be generally well tolerated at all tested dose levels, with no dose limiting toxicities or serious adverse events observed.
Envometinib Phase 1: Monotherapy PK/PD Summary Analyses as of December 23, 2024:
In February 2025, we paused further patient enrollment in the envometinib Phase 1/2a clinical trial in order to evaluate the data from patients being treated at the 120 mg dose level and determine next steps for the program. In April 2025, we made the strategic decision to pause further internal advancement of envometinib and focus resources on our lead product candidate atebimetinib. We are pursuing partnership opportunities and considering other potential developmental paths for envometinib.
Additional Deep Cyclic Inhibitor Discovery Research Programs
We are leveraging our platform to continue expanding our Deep Cyclic Inhibitor pipeline by targeting core signaling pathways outside the MAPK pathway, representing critical tumor-addicted pathways in novel ways. We also continue to evaluate and prioritize our pipeline, including our earlier stage discovery pipeline. We currently have multiple additional programs at various stages of drug discovery focused on targeting these pathways through novel pharmacological approaches.

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
Our Strategy
We are a late-stage clinical oncology company focused on keeping cancer patients alive and helping them thrive. We are developing and seeking to commercialize an entirely new category of anti-cancer medicines, Deep Cyclic Inhibitors, which we believe have the potential to be more effective and better tolerated therapies. Our platform is designed to leverage human biological data to generate insights that are not constrained by the inherent limitations of conventional approaches or prevailing scientific views. To achieve our mission, we are executing a near-term strategy with the following key elements:
•Apply Our Deep Expertise of the MAPK Pathway to Develop Novel Therapies that Achieve Durable Outcomes and Improve Quality of Life Across a Range of Cancers. We believe that our lead product candidate, atebimetinib, has the potential to treat broad populations of solid tumor patients, specifically those with inappropriate activation of the MAPK pathway. Atebimetinib has been specifically designed to provide Deep Cyclic Inhibition of the MAPK pathway at the level of MEK, with a once-daily oral dosing cadence. Atebimetinib was designed to overcome MAPK-feedback loops and to have an intentionally short plasma half-life, with the goal of providing Deep Cyclic Inhibition. Collectively, we believe atebimetinib has potential as both a monotherapy and in combination with other therapeutic agents to provide broader therapeutic activity and an improved tolerability profile relative to known MEK inhibitors, and that atebimetinib has the potential to target patients with solid tumors driven by any mutation in KRAS, NRAS, HRAS, or BRAF.
•Advance Atebimetinib Through Late-stage Clinical Development for the Treatment of Pancreatic Cancer. We are evaluating atebimetinib in an ongoing Phase 1/2a clinical trial in patients with advanced solid tumors, including those harboring RAS or RAF mutations, and in the process of initiating our MAPKeeper 301 Phase 3 clinical trial to evaluate atebimetinib in combination with mGnP in first-line pancreatic cancer patients. We expect to dose the first patient in the MAPKeeper 301 trial in mid-2026.
•Advance Atebimetinib through clinical development for lung cancer and other tumor types. In the second half of 2026, we expect to dose the first patient in a planned clinical trial of atebimetinib in combination with Libtayo® in non-small cell lung cancer patients.

•Progress Our DCI Pipeline to IND-Enabling Studies. Other key programs in our DCI pipeline leverage our deep understanding of core cancer signaling pathways, and are grounded in translational bioinformatics and signaling dynamics. We also actively apply our platform to other relevant pathways as new opportunities arise that may strengthen our pipeline.
•Continue to Expand and Advance Our Platform and Portfolio of Product Candidates. We have built a late-stage clinical oncology company that fully integrates bioinformatics and translational planning across all aspects of our drug discovery and development activities. We currently utilize our bioinformatics platform for our drug discovery efforts in oncology. These efforts are translationally guided by our proprietary, human-aligned 3D tumor models, and as we advance our product candidates into and through the clinic, we plan to utilize data and insights from our bioinformatics platform and proprietary humanized 3D tumor models to not only guide future clinical development but to also provide key learnings back to our earlier stage programs. Lastly, we continue to iterate on our existing technology and processes, and develop new technologies for our platform, all aimed at creating the most efficient process for the development of product candidates that we believe have the potential to optimize both safety and efficacy in broad patient populations of cancer patients with high unmet medical needs.
Our Bioinformatics Approach
Leveraging our history in translational bioinformatics, we have built a late-stage clinical oncology company that incorporates our expertise into every step of our process to discover and develop novel product candidates. Our goal is to meaningfully improve patient outcomes as compared to drugs developed through traditional drug discovery approaches. Our product candidate atebimetinib is currently being evaluated in an ongoing Phase 1/2a clinical trial, and our planned Phase 3 clinical trial of atebimetinib in combination with mGnP in first-line pancreatic cancer patients is expected to begin dosing in mid-2026. The rest of our programs are in earlier stages of development or discovery. We have expanded our team of experts, including drug discovery and clinical development experts, to develop a pipeline of product candidates by leveraging our translational bioinformatics expertise.
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

Pancreatic Ductal Adenocarcinoma (PDAC)
Over 67,000 new cases of PDAC were diagnosed in the U.S., and over 51,000 deaths were reported, per the 2025 cancer census (Siegel 2025). While the 5-year OS for all patients with pancreatic cancer has improved from below 6% in the 20th century to above 10% in the 21st century, the 5-year OS of patients with metastatic pancreatic cancer remains unchanged at just 3%.
Metastatic pancreatic cancer remains one of the most aggressive and highly lethal malignancies. Although it constitutes only about 3% of all cancers in the US, it is the fourth leading cause of cancer deaths in both men and women and is responsible for 8% of all cancer-related deaths for both men and women (Khalaf 2021, Siegel 2025).
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

Atebimetinib Design and Preclinical Overview
Background of MEK Inhibitors
Activating mutations of RAS and/or RAF in the MAPK pathway are observed in approximately 30% of all cancer patients, and inappropriate activation of this pathway is observed in up to 50% of all tumors and represents one of the most highly utilized signaling pathways in oncology. In aggressive solid tumors of the pancreas, skin, lungs and colon, mutations in RAS and/or RAF are even more common. For example, approximately 40% of lung cancers and approximately 90% of pancreatic cancers are due to RAS and/or RAF mutations. In turn MEK, which is downstream in the cellular signaling cascade, represents a compelling area for treatment and has previously been validated as a therapeutic target. However, to date, FDA-approved MEK inhibitors have been ineffective at treating RAS mutant tumors when compared to BRAF mutant tumors because of a well-known mechanism of resistance, CRAF-mediated MEK reactivation, also known as CRAF-bypass. In addition, a well-known limitation of current FDA approved MEK inhibitors are high rates of serious drug-related adverse events ("SAE’s"), often observed in over 50% of treated patients, which leads to drug intolerability. The longer half-life of these drugs (e.g., up to 2 to 4 days) with once per day or less frequent dosing, or moderate half-life (e.g., 3 to 6 hours) with increased dosing frequency, contributes to high rates of adverse events because typically these drugs chronically and systemically circulate for an extended period of time and harm healthy normal cells, which also rely on the MAPK pathway for functionality and survival. Our goal in developing atebimetinib is to address these shortcomings and potentially provide patients with better outcomes, improved tolerability, durability and expanded drug-drug combination opportunities (as depicted below).
Our Solution: Atebimetinib

We have leveraged our platform to develop our lead product candidate atebimetinib, which is designed to be a highly selective dual-MEK inhibitor and to promote additional scaffold-related disruption of KSR at elevated drug levels. We are currently developing atebimetinib as a potential treatment for patients with cancer, including pancreatic and non-small cell lung cancer ("NSCLC") caused by mutations of RAS or RAF. In order to overcome MAPK-feedback and CRAF-mediated MEK activation, a well-known limitation of some current FDA-approved MEK inhibitors, we developed atebimetinib to allosterically inhibit MEK by targeting the site lying adjacent to the binding pocket of adenosine triphosphate ("ATP"), which would result in downstream inhibition of ERK. In addition, unlike some current FDA-approved MEK inhibitors, atebimetinib is designed to prevent MEK activation through a unique target engagement to prevent RAF or KSR-mediated activation of MEK. We believe that bypassing pathway reactivating drug resistance mechanisms would provide for better patient outcomes by enhancing therapeutic activity throughout the course of treatment. By reducing or eliminating steady state drug trough levels, we also designed atebimetinib to limit or reduce high rates of serious drug-related adverse events that have been observed in current FDA-approved MEK inhibitors (e.g., which can range from 45% to 69%), most often given in combination with a RAF inhibitor, which contributes to discontinuation rates of up to 10% to 15%.
With a goal of improving tolerability, we designed atebimetinib to have a short plasma half-life, to result in a near-zero steady state drug trough concentration to enable deep, cyclic inhibition of the MAPK pathway. We believe this method of drug cadence-driven pathway inhibition has the potential to normalize cancer cell signaling dynamics and prevent further damage to normal healthy cells. Collectively, we believe these dosing attributes may differentiate atebimetinib from known MEK inhibitors by potentially allowing atebimetinib to reduce drug resistance while improving tolerability due to its design to allosterically inhibit MEK, be uniquely resistant to MAPK pathway reactivation and to enable deep, cyclic inhibition stemming from a short plasma half-life.
Preclinical Studies: Overview of Atebimetinib
In multiple preclinical studies, we observed that atebimetinib inhibited activation of MEK (i.e., pMEK) as well as activation of ERK (i.e., pERK) across a wide range of murine and humanized 3D solid tumor models, including those with MAPK pathway activating mutations in KRAS, NRAS, HRAS and BRAF. In addition, in head-to-head preclinical studies, we evaluated atebimetinib in murine-based KRAS, NRAS, and BRAF mutant solid tumor models representing lung (i.e., A549), colon (i.e., Colon-26), pancreas (i.e., MIA PaCa-2. CAPAN-2) and skin cancer (i.e., A375 and SK-MEL-2), and observed superior antitumor activity with insignificant BWL when compared to certain FDA-approved MEK inhibitors and superior or non-inferior antitumor activity when compared to certain FDA-approved KRAS-G12C and BRAF inhibitors, at reported human dose equivalent dose and schedules. Given the data observed in our previously conducted preclinical studies, we believe that atebimetinib has the potential to deliver clinical benefit as monotherapy and in select drug combinations for patients with RAS or RAF mutant solid tumors who currently have limited treatment options.
Preclinical Studies: Maximum Tolerated Dose and Therapeutic Effect Data
In our early maximum tolerated dose ("MTD") studies, we observed that oral administration of atebimetinib twice a day of up to 150 mg/kg/dose was well-tolerated in mice. In other preclinical studies, we observed that the maximum therapeutic effect of atebimetinib was reached when administered orally twice a day between 100 and 150 mg/kg/dose. These dosing studies provided the basis of atebimetinib’s dosing schedule in subsequent preclinical studies.

Preclinical Studies: Pharmacogenomics Data
In a pharmacogenomics study utilizing a colorectal KRASG12D tumor model in BALB/c mice, we evaluated downstream ERK inhibition of the MAPK pathway after atebimetinib treatment. We orally administered vehicle, selumetinib and atebimetinib twice a day at 100 mg/kg/dose, then harvested the tumors after 18 days of chronic treatment at 2 and 12 hours following the last drug dose to evaluate RNAseq changes. The tumors were collected across distinct BALB/c mice and RNAseq changes were evaluated using statistical analysis software. Consistent with atebimetinib’s designed short plasma half-life, we observed deep, cyclic inhibition of most of the top genes in the ERK transcriptome, as noted by the differences of the dark and light blue bars in the figure below, which we believe suggests the potential for improved tolerability by allowing healthy normal cells to regenerate before the next dose is administered. For example, Erg1 and Spry4 were both downregulated over 16-fold at 2 hours after receiving the first dose on day 18 of the study, and at 12 hours after the first dose, which was prior to the second dose, both genes were approaching their baseline state when compared to vehicle treated tumors (as depicted below). In contrast to atebimetinib, we did not observe deep cyclic inhibition by selumetinib, but rather observed sustained MAPK pathway suppression versus vehicle groups between the two timepoints on day 18 (as depicted below). The top 20 genes were a subset of a 52-gene signature for ERK signaling.
Head-to-Head Comparison of Atebimetinib Against Selumetinib Using a Colon-26 Syngeneic Tumor Model: Deep Cyclic Inhibition of the ERK Transcriptome Observed
* Adjusted p-value < 0.05, for each treatment versus vehicle (n = 3-4 independent tumors per group)

Preclinical Studies: Resistance to CRAF-bypass Observed
We evaluated atebimetinib head-to-head against four FDA-approved MEK inhibitors for CRAF-bypass resistance in a KRAS mutant NSCLC tumor model. We exposed the tumor cells with 100 nM of each drug for 2 hours and evaluated MEK and ERK activation levels. We observed that atebimetinib reduced overall activity of the MAPK pathway at ERK and pathway reactivation at MEK through a decrease in MEK and ERK activation, resulting in CRAF-bypass resistance. In contrast, we observed that all four FDA-approved MEK inhibitors displayed an increase in activated MEK, resulting in CRAF-bypass (as depicted below).
Head-to-Head Comparison of Atebimetinib against Four FDA-Approved MEK Inhibitors Using a A549 Xenograft Tumor Model: Prevented Downstream Activation of ERK (↓ pERK) and Inhibited Activation of MEK (↓ pMEK)
We evaluated atebimetinib head-to-head against binimetinib monotherapy and in combination with encorafenib in the KRASG12S human NSCLC xenograft tumor model (i.e., A549). When comparing atebimetinib to binimetinib monotherapy, we observed that atebimetinib had greater tumor growth inhibition (as depicted below). The observations of atebimetinib head-to-head against binimetinib alone and in combination with encorafenib, which was not considered relevant for a KRAS mutant, RAF wild-type tumor model, has been included in the figure below for comparison purposes.
Head-to-Head Comparison of Atebimetinib Against Binimetinib +/- Encorafenib Using a A549 Xenograft Tumor Model: Tumor Volume

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

We also evaluated atebimetinib head-to-head against binimetinib and encorafenib monotherapy and the combination of binimetinib with encorafenib in a BRAFV600E human melanoma xenograft model. It should be noted that the administered combination of binimetinib and encorafenib for BRAF mutant melanoma, such as BRAFV600E/K, is an FDA-approved combination. As expected, when comparing atebimetinib alone to binimetinib in combination with encorafenib, we observed that the combination therapy had greater tumor growth inhibition (as depicted below). However, when we compared atebimetinib to binimetinib monotherapy, we observed that atebimetinib had greater tumor growth inhibition (as depicted below). In addition to the monotherapy potential for RAS mutant disease, we believe the greater single agent MEK inhibitor activity observed with our deep cyclic inhibition approach demonstrates the potential of atebimetinib (and/or envometinib, which has an accelerated cadence of deep cyclic inhibition) in drug-drug combinations with other MAPK pathway inhibitors, such as encorafenib, to treat RAF mutant cancers, such as BRAFV600E/K, among other MAPK pathway mutations.
Head-to-Head Comparison of Atebimetinib Against Binimetinib +/- Encorafenib Using a A375 Xenograft Tumor Model: Tumor Volume

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

A375 (BRAF[V600E]) Melanoma Xenograft Tumor Model in Athymic Nude Mice

Binimetinib and encorafenib were commercially purchased

*Tumor Growth Inhibition (TGI) % = $[1 - (T_i - T_0)/(C_i - C_0)] \times 100\%$; Expanded TGI formula vs. previous 1-[T/C]x100% method*

*Human Dose Equivalent (HDE) binimetinib 1-3 mg/kg BID*

In a further in vivo study based on humanized 3D tumor model data, we evaluated atebimetinib head-to-head against sotorasib (AMG-510) and gemcitabine alone, and atebimetinib in combination with sotorasib, for 21 days in the KRASG12C xenograft model (i.e., MIA PaCa-2). In a previous study conducted by a third-party, sotorasib demonstrated sensitivity to this pancreatic tumor model. Comparing atebimetinib alone, against sotorasib and in combination with sotorasib, we observed tumor regressions with insignificant median BWL (i.e., within 3% of baseline), which we believe indicates activity, durability and tolerability of atebimetinib against a KRASG12C mutant pancreatic cancer model (as depicted below).
Preclinical Studies: 3D Tumor Growth Models
3D tumor growth models mimic the tumor microenvironment ("TME") more closely than 2D culture models, and we believe humanized 3D models more accurately reflect human tumor biology and complexity when translating pharmacological data of MAPK pathway inhibition in vivo. We have established and evaluated over 190 humanized 3D tumor models, a majority of which display activating mutations in the RAS isoforms, amongst other altered MAPK pathway targets, including BRAF, CRAF, NF1 and ERK, to evaluate their sensitivities to atebimetinib. In general, we observed that tumor models with KRAS or NRAS mutations and certain molecular profiles were sensitive to atebimetinib, including tumor models displaying BRAF mutations. For example, atebimetinib0 dose-response values in 3D assays as low as 23.7 nM were observed in tumor models that expressed NRAS mutants such as Q61L, Q61R, G12D, Q61K, among others. Similarly, KRAS mutant tumor models were sensitive to atebimetinib treatment, with IC50 dose responses as low as 66.7 nM when displaying mutations including Q61H, G12C, G12V, G13D, G12D, G12R, among others. Certain tumor models with BRAF mutations were also found to be sensitive to atebimetinib with IC50 dose responses in 3D assays as low as 54.2 nM for V600E (class 1) and G464E (class 2) mutations. A clear driver mutation in RAS or RAF was generally predictive of atebimetinib response, but a smaller number of RAS or RAF mutant models displaying certain oncogenic mutation profiles were found to be insensitive to atebimetinib and displayed IC50 dose response values of over 10,000 nM.
We observed that atebimetinib displays broad activity with additional responses in MAPK pathway addicted tumors.

Envometinib (IMM-6-415) Design and Preclinical Overview
Our second program is focused on developing innovative allosteric MEK inhibitors that drive deep cyclic inhibition of the MAPK pathway, designed with unique drug-like properties including a shorter plasma half-life for an accelerated pharmacokinetic cadence dosed twice-daily in humans. Our product candidate for this program is designated as envometinib (IMM-6-415). Envometinib is designed to target MEK in a way that disrupts the MAPK pathway at ERK through reduction of MEK activation. We designed envometinib to have a unique PK and PD profile that may be optimized for distinct solid tumors, potentially including a broad range of MAPK-driven tumors as a monotherapy, as well as for a variety of combination therapy approaches. We evaluated envometinib in a Phase 1/2a clinical trial for the potential treatment of patients with advanced solid tumors. In April 2025, we made the strategic decision to pause further internal advancement of envometinib and focus resources on our lead product candidate atebimetinib. We are pursuing partnership opportunities and considering other potential developmental paths for envometinib.
Preclinical Studies: Overview of Envometinib
In November 2022, in a scientific poster presented at the Society for Immunotherapy of Cancer Annual Meeting, we presented preclinical data demonstrating that envometinib inhibited the growth of RAF and RAS mutant tumors as a monotherapy across multiple human and murine solid tumor models and could be administered in combination with select immune modulators (e.g., checkpoint inhibitors) for the treatment of certain solid tumors, which are often poorly immunologically accessible.
In October 2023, we presented preclinical data at the AACR-NCI-EORTC Conference in which envometinib in combination with encorafenib demonstrated better tumor growth inhibition and improved durability when compared head-to-head with binimetinib plus encorafenib in animal models of RAF mutant melanoma and colorectal cancer, and envometinib as a single agent demonstrated high sensitivity in a wide range of MAPK-driven tumor types, including models of RAS or RAF mutant disease.
Preclinical Studies: Maximum Tolerated Dose and Therapeutic Effect Data
In our early MTD studies, we observed that oral administration of envometinib twice a day of up to 175 to 180 mg/kg/dose was well-tolerated in mice (middle and right panels in figure above). In other preclinical studies, we observed that the maximum therapeutic effect of envometinib was reached when administered orally twice a day between 150 and 180 mg/kg/dose. These dosing studies provided the basis of envometinib’s dosing schedule in subsequent preclinical studies (as depicted in figures below).
Preclinical Studies: Tumor Regression and Body Weight Loss Data
We evaluated envometinib against vehicle and historic responses from atebimetinib in an aggressive murine colorectal tumor model (i.e., Colon-26), which expresses mutant KRASG12D. We observed that envometinib demonstrated robust tumor growth inhibition at top effective doses of 150 and 175 mg/kg BID p.o., with multiple mice experiencing tumor regression during the first 7 days of dosing (as depicted below), with good tolerability, and evidenced limited (-8.61% to +3.34% vs. vehicle group) changes in median BWL at doses in the range of 25 to 175 mg/kg BID p.o. While envometinib displayed a plasma half-life in mice of only a 0.3 to 0.4 hours (0.5 to 0.7 in non-human primates), envometinib led to comparable tumor growth inhibition of that observed with atebimetinib, a molecule that has been observed to have a 1.3 hour half-life in mice (i.e., 3 to 4 times longer than envometinib in the same species), which was previously observed to be superior in a head-to-head comparison against binimetinib and selumetinib in the same model.

Evaluation of Envometinib as Compared to Vehicle Using a Colon 26 Syngeneic Rodent Tumor Model: Tumor Volume
Colon 26 (KRASG12D) syngeneic colorectal tumor model in immune competent BALB/c mice. Tumor Growth Inhibition (TGI) % = [1 – (Ti – T0)/(Ci – C0)]x100%; Maximum Antitumor Effective Dose Range for Envometinib in mice is 150 mg/kg to 175-180 mg/kg BID p.o.
In a further in vivo study based on the positive and negative impact of MAPK pathway activation in antitumor responses, we evaluated envometinib head-to-head against PD1 and CTLA4 checkpoint inhibitors alone, and envometinib in combination with each, for 28 days in the KRASG12D mutant syngeneic tumor model (i.e., CT-26). Historically, this KRAS mutant colorectal tumor mouse model has demonstrated greater sensitivity to CTLA4 over PD1/PDL1 checkpoint inhibition. Comparing envometinib alone at moderated doses below the maximum cytoreductive levels described above, against anti-PD-1 or anti-CTLA4 treatments and in each combination with envometinib (e.g., QD, BID at multiple dose levels), we observed superior survival through 28 days with insignificant median BWL (i.e., median body weight gain observed in all groups), which we believe indicates the potential for activity, durability and tolerability of envometinib against a KRASG12D mutant colorectal cancer model in immune competent rodents (as depicted below).
Head-to-Head Comparison of Envometinib +/- anti-PD-1 and anti-CTLA4 Using a CT-26 Syngeneic Tumor Model: Probability of Survival Based on Tumor Volume Limits

CT-26 (KRASG12D) syngeneic colorectal tumor model in immune competent BALB/c mice (note: monotherapy and combinations were inactive in athymic nude CT-26 model – data not shown).

We also evaluated envometinib alone and in combination with encorafenib head-to-head against binimetinib and encorafenib monotherapy and the combination of binimetinib with encorafenib in a BRAFV600E human melanoma xenograft model. It should be noted that the administered combination of binimetinib and encorafenib for BRAF mutant melanoma, such as BRAFV600E/K, is an FDA-approved combination. As expected, when comparing envometinib alone to binimetinib in combination with encorafenib, we observed that the combination therapy had greater tumor growth inhibition (as depicted below). However, when we compared envometinib to binimetinib monotherapy, we observed that envometinib had greater tumor growth inhibition (as depicted below). When we compared the MEKi plus BRAFi combinations of envometinib plus encorafenib head-to-head versus binimetinib plus encorafenib, the deep cyclic inhibition approach of MEKi with envometinib combinations proved superior to the binimetinib-containing combinations (as depicted below).
Head-to-Head Comparison of Envometinib +/- Encorafenib Against Binimetinib +/- Encorafenib Using a A375 Xenograft Tumor Model: Tumor Volume
Additional Early Discovery Drug Programs
In addition to the discovery programs described above, we are also pursuing drug discovery efforts towards undisclosed but validated oncology targets. We continue to periodically evaluate our drug discovery efforts and are focused on developing and advancing our early pipeline by addressing validated oncology targets in new ways that may better address unmet clinical needs. Our proprietary and we believe, innovative, platforms are central to our discovery and translational efforts, and we continue to prioritize and de-prioritize early discovery drug programs that demonstrate (or fail to demonstrate) clear, targetable patterns of oncogenic addiction that are therapeutically responsive to deep, cyclic target inhibition. This approach ensures that we advance drug programs with potential for broad activity and improved overall tolerability.
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
•Novel Biology. Identify potential novel targets and new ways to drug existing targets including by using our Disease Cancelling Technology ("DCT") and/or our insights into mechanisms of response.

•Novel Chemistry. Identify small molecules that selectively bind to a target of interest including by using our proprietary technology, and/or engineer PK to achieve optimal signaling dynamics.
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
Our platform is not limited to a single aspect or pathology; rather, it is disease-agnostic, which we believe enables us to identify, develop and evaluate product candidates across multiple disease areas simultaneously, with our current focus in oncology. While we currently have an emphasis on transcriptomic data, our platform is not limited to a single data type and thus we believe it will be able to evolve as new datasets emerge. Our platform enabled the initiation, discovery and development of our product candidates atebimetinib and envometinib, and has led us to identify additional potential product candidates with novel compositions of matter by leveraging our platform and drug discovery process. Moreover, our platform has previously been applied extensively in successful partnerships with large pharmaceutical and biotechnology companies, and through our internal drug discovery and development.
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
As of February 2, 2026, we had: three issued U.S. patents; nine issued patents outside the U.S.; nine pending U.S. patent applications; thirty-seven pending patent applications outside the U.S.; three U.S. provisional applications; and three Patent Cooperation Treaty ("PCT") applications that have not entered national stage. These patents and patent applications relate to various subject matter, including: our product candidate atebimetinib, our product candidate envometinib, and our DCT. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable, our owned issued U.S. patent and any patents that may issue from our owned pending U.S. patent applications are expected to expire between February 2039 and January 2046 any patents that may issue from our owned pending foreign patent applications are expected to expire between January 2041 and January 2046.

With respect to atebimetinib, as of February 2, 2026, we had: one issued U.S. patent; ten issued patents outside the U.S.; three pending PCT applications; five pending U.S. patent applications; one U.S. provisional application; and sixteen pending patent applications outside the U.S. The issued claims in our issued U.S. patent are directed to protecting atebimetinib and related compounds. The issued claims in these patents outside the U.S. are directed to protecting atebimetinib, related compounds, pharmaceutical compositions, and methods of use. The pending U.S. patent applications, and these pending patent applications outside the U.S., include claims directed to compounds, pharmaceutical compositions, and methods of use. Any patent that may issue, based upon these pending applications related to atebimetinib, is expected to expire between January 2041 and September 2045, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to envometinib, as of February 2, 2026, we had: two pending PCT applications; three pending U.S. patent applications; and twenty-one pending patent applications outside the U.S. Any patent that may issue based upon the pending PCT applications is expected to expire between November 2043 and January 2046, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
With respect to DCT, as of February 2, 2026, we had: two issued U.S. patents. The issued claims of these U.S. patents are directed to methods (processes) and systems. Our issued U.S. patents related to our DCT are expected to expire in April 2039, excluding any possible patent term extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.
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

In addition to our reliance on patent protection for our inventions, product candidates, products (if approved), and technologies, we also seek to protect our brand through the procurement of trademark rights. As of February 2, 2026, we held certain trademark registrations and pending applications for trademark registration for the marks DEEP CYCLIC INHIBITION, FLUENCY, DISEASE CANCELLING and IMMUNEERING in the United States. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We have determined that certain technologies, including some of our software, are better protected as trade secrets. To mitigate the possibility of trade secret misappropriation, we typically enter into non-disclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also typically enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they develop while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls that are subject to periodic review. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
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
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which (depending on its charter) may provide authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting, under certain timelines, of ongoing clinical studies and clinical study results to public registries, specifically the clinicaltrials.gov website managed by the National Institutes of Health ("NIH").
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
During the development process, sponsors are given opportunities to meet with the FDA at certain points. These points are generally prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor to obtain the FDA’s feedback on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the product candidate.
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
While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

U.S. Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product candidate. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product candidate to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for product candidates designated as orphan drugs, unless the product application also includes a non-orphan indication.
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
If regulatory approval of a product candidate is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy ("REMS") to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same approved indication or use within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity within the relevant indication (i.e., greater safety, greater efficacy, or a major contribution to patient care) or inability to manufacture the product in sufficient quantities to meet the needs for the indication or use protected by orphan exclusivity. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication or use for which the orphan product has exclusivity or obtain approval for the same product but for a different indication or use for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the applicable rare disease or condition.
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
In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Drug product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated clinical benefit. The FDA may withdraw accelerated approval if, among other things, the confirmatory study fails to verify clinical benefit; the applicant fails to perform required confirmatory studies with due diligence; postmarketing use demonstrates that postmarketing restrictions are inadequate to assure safe use; the applicant fails to adhere to agreed-upon postmarketing restrictions; promotional materials are false or misleading; or other evidence demonstrates that the product is not shown to be safe or effective under its conditions of use. In addition, the FDA generally requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product candidate.
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
The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity, whether patent or non-patent, if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Government Regulation Outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries governing, among other things, pre-clinical studies, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of drugs.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to comply with applicable foreign regulatory requirements may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical and clinical research in other jurisdictions, for example in the EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of Good Laboratory Practice ("GLP") as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH), Good Clinical Practice ("GCP") guidelines, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy and, in most EU member states, the sponsor is liable to provide “no fault” compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation ("CTR"), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022, with a three-year transition period. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

The CTR provides for a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single clinical trial application ("CTA") submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization ("MA"). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application ("MAA"). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs.

•“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP") of the European Medicines Agency ("EMA"), and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products ("ATMPs") (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as cancer, HIV/AIDS, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops.

•“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure described above. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. The timeframe to obtain national MAs varies depending on the concerned procedure. In order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon receipt of MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first 8 years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan ("PIP"). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if: (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA"), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance ("QPPV") who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAA must include a risk management plan (“RMP”) describing the risk management system that we will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the EEA.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework (described further, below) on January 1, 2025, the United Kingdom ("UK") has not been directly subject to EU laws with respect to medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, but new legislation such as the (EU) CTR is not applicable in the UK.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency ("MHRA") has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in Great Britain (comprising England, Scotland and Wales, "GB"); broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. Since January 1, 2024, an international recognition procedure has been in place whereby the MHRA has been able to conduct targeted assessments of an MAA by recognizing approvals from trusted partner agencies such as the EMA.

With respect to the framework in relation to clinical trials, on April 28, 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 (becoming fully effective on April 28, 2026), which aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

There is no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same as in the EU, but have been tailored for the market; for example, the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. If an orphan designation is granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.
Other Healthcare Laws
Pharmaceutical companies like us are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such regulation may constrain the financial arrangements and relationships through which we research, develop, and ultimately, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, foreign, federal and state anti-kickback, fraud and abuse, and false claims laws, such as the federal Anti-Kickback Statute and the federal Civil False Claims Act, as well as foreign, federal and state transparency laws and regulations with respect to drug pricing and payments and other transfers of value made by pharmaceutical manufacturers to physicians and other healthcare providers, such as the federal Physician Payment Sunshine Act. In the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in foreign, federal and state healthcare programs, such as Medicare and Medicaid, and imprisonment.

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
In addition, in many foreign countries the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates or products, if approved. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In addition, the American Rescue Plan, effective January 1, 2024, eliminates the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (the "MDRP"), which was previously capped at 100% of the AMP for a covered outpatient drug.
Moreover, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, either of which could adversely affect our sales of any product candidate that we potentially commercialize.
Additionally, the Trump administration has pursued a two-fold strategy to reduce drug costs in the U.S. The administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry generally and our business specifically.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.
Similar reform considerations exist outside of the United States. At the EU level for example, in 2011 Directive 2011/24/EU was adopted. This Directive establishes a voluntary network of national authorities or bodies responsible for Health Technology Assessment (“HTA”) in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, on December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, for example oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other new medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services.
Data Privacy and Security
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and may apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws, for example the European Union's General Data Protection Regulation ("GDPR"), govern the privacy and security of personal data, including health-related data, in applicable jurisdictions. All such privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Human Capital
As of December 31, 2025, we had 53 full-time employees, 37 of whom were dedicated to research and development, and 20 of whom held doctorate degrees (i.e., Ph.D. or M.D.). None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Risks Related to Our Financial Condition and Capital Requirements
We are a late-stage clinical oncology company with a limited operating history in developing pharmaceutical products, have not completed any registrational clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late-stage clinical oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2a clinical trial of atebimetinib (also referred to as IMM-1-104) for the treatment of advanced solid tumors. We have not yet demonstrated our ability to successfully complete any registrational clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock, Class A common stock and warrants exercisable for common stock. We have incurred net losses of approximately $56.0 million and $61.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $280.3 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our product candidate atebimetinib for the treatment of advanced solid tumors and plan to dose the first patient in our MAPKeeper 301 registrational trial in mid-2026. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct preclinical studies and clinical trials, including any registrational trials, and seek marketing approval for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to continue to incur the costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations in the future.
As of December 31, 2025, we had $217.0 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our development activities and other operations into 2029. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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

•the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
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
Advancing the development of our product candidates will require a significant amount of capital. Our existing cash, cash equivalents, and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development and potential commercialization of our product candidates.
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
We maintain the majority of our cash, cash equivalents, and marketable securities in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions have in the past impacted and may in the future impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash, cash equivalents, and marketable securities, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.
We may seek additional capital through a variety of means, including through public or private equity offerings, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, for example as we did in August and September 2025, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition to dilution, such financings may result in the imposition of debt covenants, increased fixed payment obligations, other restrictions (including operating restrictions) or other obligations (for example, providing registration or other information rights to certain investors, as we did in connection with private placements of equity securities in 2025) that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to use our net operating losses and other tax attributes may be limited.
As of December 31, 2025, we had approximately $174.8 million of federal and $56.7 million of state net operating loss carryforwards ("NOLs"), available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.
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
We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
Applications for our product candidates could fail to receive, or be delayed in receiving, regulatory approval for many reasons, including the following:
•the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials, including without limitation with respect to the appropriate dosing in patients or the use of our product candidates as potential combination therapies;
•the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and/or not effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in a clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States, European Union or elsewhere;

•we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. In addition, the FDA, EMA or comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.
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
We may not be able to submit additional INDs, IND amendments or comparable documents for atebimetinib, for which an IND was previously submitted, or for our other current or potential product candidates on the timelines we expect. We may also experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
We have limited experience in designing clinical trials and may experience delays or unexpected difficulties in obtaining regulatory approval for our current and future product candidates.
We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval, including, for example, our planned registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer. We cannot be certain that our ongoing or planned clinical trials or any future clinical trials will be successful. For example, in April 2025 we paused further internal advancement of envometinib (IMM-6-415) and the related Phase 1/2a clinical trial. Further, it is possible that the FDA may refuse to accept, or be delayed in accepting, any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for applications in foreign jurisdictions with comparable regulatory agencies, including without limitation the EMA.

We may encounter substantial delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
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
We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:
•the FDA, EMA or comparable foreign regulatory authorities disagreeing as to the design, implementation or results of our clinical trials, including without limitation with respect to the appropriate or proper escalation of dosing in patients or the use of our product candidates as potential combination therapies;
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

•a facility manufacturing our product candidates or any of their components being ordered by the FDA, EMA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory or contractual requirements;
•third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA, EMA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA, EMA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, including with respect to healthcare, cybersecurity and data privacy matters, as well as political and economic risks or military conflicts relevant to such foreign countries.
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

•be sued; or
•experience damage to our reputation.
Our development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all. Any delay in, or termination of, our clinical trials will delay the submission of an NDA to the FDA or similar applications with comparable foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates, if approved, and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our claims for differentiation or the effectiveness or safety of our product candidates. Regulatory agencies such as the FDA and EMA have substantial discretion in the review and approval process and may disagree that our data support the claims we propose.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA, EMA or comparable foreign regulatory authorities. The FDA, EMA or comparable foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, EMA or comparable foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, EMA or comparable foreign regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
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
The outcome of preclinical studies and earlier clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials, such as our planned registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer, will be successful. We do not know whether any of our product candidates will perform in current or future clinical trials as they have performed in preclinical studies or prior clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.

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
Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA, EMA or comparable foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA, EMA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed updated interim safety and efficacy data from the Phase 2a portion of our ongoing Phase 1/2a clinical trial of atebimetinib in January 2026. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary and/or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our preclinical studies and clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
If significant drug-related adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Additionally, our clinical trials will compete with other clinical trials for product candidates that focus on the same therapeutic targets as our current and potential future product candidates, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.
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

We have not conducted, managed or completed large-scale or pivotal clinical trials nor completed the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often changes during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA, EMA or other applicable regulatory authority policy during the period of drug development, clinical trials and regulatory review.
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
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA and EMA approval processes described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA or EMA approval.
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
The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our DCT platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only generated interim data from the ongoing Phase 1/2a trial of atebimetinib, and otherwise our data for this product candidate is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As a result, it is possible that safety or other adverse events or concerns could negatively affect the development of atebimetinib or our other current or future product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat.
Given the novelty of our technologies, we intend to work closely with the FDA, EMA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, due to a lack of comparable experiences, the regulatory pathway with the FDA, EMA and comparable regulatory authorities may be more complex and time-consuming relative to other more well-known therapeutics. Even if we obtain human data to support our product candidates, the FDA, EMA or comparable foreign regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates developed using our platforms, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA, EMA and other comparable foreign regulatory authorities. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies.

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
Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
We intend to develop certain of our current product candidates in combination with other therapies, and may develop our future product candidates in combination with other therapies, which exposes us to additional risks.
We intend to develop atebimetinib as a potential biologic/drug combination product, and we may also develop other current or future product candidates as biologic/drug combination products. Additional time may be required to obtain regulatory approval for any of our current or future product candidates if or when they are developed as potential combination products. Any of our product candidates that may be biologic/drug combination products will require coordination within the FDA, EMA and other comparable foreign regulatory authorities for review of their biologic and drug components. Although the FDA, EMA and other comparable foreign regulatory authorities have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates that may be combination products due to regulatory timing constraints and uncertainties in the product development and approval process.
In addition, even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
We also may choose to evaluate our current product candidates or any other future product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell our product candidates we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA, EMA or other regulatory approval.
If the FDA, EMA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

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
Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
Similar considerations exist with respect to the potential use of accelerated approval pathways in other jurisdictions outside of the United States.
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
We are early in our development efforts and we have not yet completed our Phase 1/2a clinical trial for our lead product candidate atebimetinib. Further, we have only disclosed interim data for atebimetinib, and in April 2025 we paused further internal advancement of envometinib and the related Phase 1/2a clinical trial. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
•the successful initiation, patient enrollment and completion on a timely basis of our ongoing and any future clinical trials (including our planned registrational trial of atebimetinib in combination with mGnP in pancreatic cancer), despite any delays including those arising out of ongoing or future pandemics, or other widespread adverse health events;
•maintaining and establishing relationships with CROs and clinical sites for clinical development, both in the United States and internationally;
•the frequency and severity of adverse events in the clinical trials;
•the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
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
Our future results of operations are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in preclinical studies and early stage clinical trial development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or earlier clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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

We have chosen to initially address well-validated biochemical targets, and therefore expect to face competition from existing products and products in development for each of our product candidates. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities and experience than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.
Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.
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
We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical trials, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, even if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Similar considerations exist with respect to potentially obtaining marketing approvals in other jurisdictions outside of the United States.
Any delay in obtaining, or an inability to obtain, marketing approvals, whether in the United States or internationally, would prevent us from commercializing our product candidates, generating revenues, and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Unfavorable global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.
Our business could be adversely affected by global or regional economic, political and / or health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from political instability (such as workforce uncertainty), trade disputes between nations, and the current and future conditions in the global financial markets. For example, the imposition of tariffs by the U.S. government and any retaliatory tariffs imposed in response have created significant uncertainty, including in the amount, applicability and duration of such tariffs. Tariffs impacting the availability or price of resources used to manufacture our current or future product candidates could adversely affect our preclinical studies and clinical trials and, if in the future any of our product candidates are approved, tariffs may also adversely impact the price and / or demand for such approved products. Moreover third-party vendors, including CROs and CMOs upon which we rely, may suffer disruptions in their businesses or experience significant increases in the cost of their goods or services sold (which they may pass through, in part or in whole, to us) due to factors beyond their control, including tariffs. Additionally, if sustained high rates of inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease, and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility in the capital and credit markets and disrupt our business. Business disruptions could include, among others, disruptions to our research or clinical activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility, and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our clinical trials A severe or prolonged economic downturn, political disruption and / or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which political, economic, health and / or financial market conditions could adversely impact our business.
Ongoing and potential future pandemics could adversely impact our business, including our current and future clinical trials, supply chain and business development activities.
The effects of government actions, our own policies or those of third parties to address ongoing pandemics and any future pandemic may negatively impact productivity and slow down or delay our future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. We may also experience delays in receiving approval from regulatory authorities to initiate or conduct our ongoing or planned clinical trials and delays in regulatory review or approval of any NDA or similar foreign filing we may submit following positive results, if any, in a pivotal study for any of our drug candidates. We may also experience operational delays such as delays or difficulties in enrolling patients in our clinical trials; interruption of key clinical trial activities, such as clinical trial site monitoring due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; and changes in local regulations as part of a response to ongoing or future pandemics, which may require us to change the ways in which our clinical trials are conducted and result in unexpected costs, or to discontinue such clinical trials altogether..
While the potential economic impact brought by, and the duration of, ongoing or future pandemics is difficult to assess or predict, there has in the past been (for example, because of COVID-19 and its variants) and could further be a significant disruption of global financial markets due to a pandemic, that may reduce our ability to access capital and negatively affect our liquidity and financial position. In addition, the trading prices for our Company and other biopharmaceutical companies have in the past been volatile due in part to pandemic, and the same may occur in the future.
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
We may face significant competition in seeking appropriate collaborators and the related negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.
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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA, EMA or other comparable regulatory authority regulations, provide accurate information to such regulators, comply with international, federal and state health care fraud and abuse and compliance laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, submission of false claims, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting/rebating, marketing and promotion, consulting, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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
•loss of the cooperation of future collaborators;
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

Risks Related to Legal and Regulatory Compliance Matters
Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to international, federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, and government price reporting, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable international, federal and state healthcare laws and regulations include, among others, the following:
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
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians, some of whom have had, have or may have ownership interests in us, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid (or analagous programs in jurisdictions outside the United States), integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the EU GDPR governs certain collection and other processing activities involving personal data about individuals in the EEA. The GDPR imposes substantial fines for breaches and violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, since January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR.
The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK respectively. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, including in relation to transfers to the United States. On July 16, 2020, the Court of Justice of the European Union or the CJEU invalidated the EU-US Privacy Shield Framework ("Privacy Shield") under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. Successor legislation and regulation to the Privacy Shield have not been, and may never be, widely adopted in practice for data transfers in the biotechnology field. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could also adversely affect our business, operations and financial condition.
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
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost, if at all, to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.
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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, including without limitation the EEA, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
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
We intend to conduct international clinical trials in the future. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any other comparable foreign regulatory authority does not accept such data, it could result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our current or future product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory authority requirements may subject our company to administrative or judicially imposed sanctions, including without limitation:
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
The FDA’s, EMA's and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The U.S. government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
The ability of the FDA (as well as other U.S. agencies and analogous bodies outside the United States) to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies, whether domestic or in jurisdictions outside of the United States, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times (including for an extended period beginning in October 2025) and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Similarly, incoming administrations have taken and may in the future take measures to reduce personnel at, and funding for, regulatory agencies including the FDA and the SEC. For example, the current administration has issued executive orders that may significantly reduce the federal workforce and could adversely affect the FDA’s ability to attract and retain qualified scientific reviewers, which could result in longer review times for our applications. If a prolonged government shut down, funding or personnel reduction, policy change, or other disruption at the FDA occurs, continues to occur and/or worsens, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, as a public company, future government shutdowns could impact our ability to further access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, initially in response to the global COVID-19 pandemic, the FDA implemented changes to its inspection activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence or emergence of any pandemic or other widespread adverse health event may lead to further inspection delays. Regulatory authorities outside the United States have in the past and may in the future adopt similar restrictions or other policy measures in response to such events. If a prolonged government shutdown occurs or continues, or if global health concerns prevent the FDA, EMA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, EMA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
A fast track designation from the FDA (or similar designation from a comparable foreign regulatory authority), even when granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.
In February 2024, July 2024 and December 2024, respectively, we announced that the FDA granted fast track designation for atebimetinib for the treatment of patients: with PDAC who have failed one line of treatment; with PDAC in the first-line setting; and with unresectable or metastatic NRAS-mutant melanoma who have progressed on or are intolerant to PD-1/PD-L1 based immune checkpoint inhibitors. Depending on the data from our preclinical studies and clinical trials, we may decide to seek additional fast track designations for atebimetinib or for other product candidates. The fast track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, potential drugs are eligible for fast track designation if they are intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate may have opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even where we have received fast track designation for our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw fast track designation if it believes that the designation is no longer supported by data from our related clinical development program. Furthermore, such a designation does not increase the likelihood that atebimetinib or any other product candidate that may be granted fast track designation will receive regulatory approval in the U.S. Many product candidates that have received fast track designation have ultimately failed to obtain approval.
Similar considerations as the foregoing exist with respect to any foreign regulatory authority that may grant a comparable designation to any product candidate.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, which was set at 100% of a drug’s average manufacturer price as of January 1, 2024. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
In July 2025, the OBBBA was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, either of which could adversely affect our sales of any product candidate that we potentially commercialize.
Additionally, the Trump administration has pursued a two-fold strategy to reduce drug costs in the U.S. The administration threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry generally and our business specifically.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. Further, it is possible that additional governmental action is taken in response to ongoing or new pandemics or to other widespread adverse health events.
We may be subject to the UK Bribery Act 2010 (the "Bribery Act"), the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.
Our operations, including our research and development, clinical trial, and (if any of our product candidates receives approval) commercial activities, whether conducted in the United States or internationally, may be subject to anti-corruption laws, including the Bribery Act, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act and other anti-corruption laws that apply in countries where we currently or may in the future do business. The Bribery Act, the FCPA and these other (or similar) laws generally prohibit us, our employees and our intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper or prohibited payments or anything else of value to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We and our partners may operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We may also be subject to other laws and regulations from time to time governing our international operations, including regulations administered by the governments of the United States, the United Kingdom or elsewhere and authorities in the European Union or elsewhere, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by the United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.
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

As of February 2, 2026, we had granted and pending patent filings directed to our product candidates and platforms. With respect to atebimetinib, we had global patent filings providing patent protection for the compound expected into at least 2041 and in the United States until 2042, as well as other pending Patent Cooperation Treaty ("PCT") applications that have not yet entered the national phase providing the basis for additional national phase potential patent claims directed to methods of treatment and pharmaceutical compositions expected into at least 2045, if granted (excluding any possible patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). Further, patent prosecution with respect to our pending patent applications related to our product candidates is in many cases in the early stages. With respect to our platform technology, we have granted U.S. patents expiring in 2039 directed to our Disease Cancelling Technology platform (excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable). We filed patent applications related to our platform technology only in the U.S., so it is possible that a competitor may practice outside the U.S. the aspects of our platform technology disclosed in those patent applications. We maintain other aspects of our platform technology as trade secrets, which were not disclosed in those patent applications. There can be no assurance that any of our current and future issued patents and patent applications, if any, owned by us or our future in-licensed patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties, or would effectively prevent others from commercializing competitive products or technologies. In addition, our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and such third parties practice the technology in countries where such patents have issued. Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents may provide protection for any method of use. We cannot be certain that the claims in our pending patent applications related to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents can protect the claimed uses of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.
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
Moreover, any name we have proposed to use with a product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe and other jurisdictions outside of the United States. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
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
As of December 31, 2025, we had 53 full-time employees, including 37 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process of atebimetinib and any other product candidates that we develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
We currently have limited international operations, but our business plans incorporate potential international expansion, including the planned addition of international clinical trial sites, potential engagement with a collaborator based internationally, or if any of our product candidates receives regulatory approval. Doing business internationally involves a number of risks, including but not limited to:
•multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property rights;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability including wars, terrorism and political unrest (for example, the ongoing conflict between Russia and Ukraine, as well as in the Middle East), outbreak of disease (for example, COVID-19 and other pandemics), boycotts, curtailment of trade and other business restrictions;
•increased susceptibility to trade disputes between nations, including from the imposition of tariffs, which may adversely impact operations (such as conducting ex-U.S. clinical trials or sourcing materials internationally);
•certain expenses including, among others, expenses for travel, translation and insurance; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales (if any) and activities that may fall within the purview of the FCPA, its books and records provisions, its anti-bribery provisions or other anti-bribery and anti-corruption laws.

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

We have in the past and may in the future acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, licensing arrangements, supply agreements or investments in complementary businesses. We have limited or in some cases no experience in completing such transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including without limitation:
•disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business to acquisition integration or other collaboration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•possible write-offs or impairment charges relating to acquired businesses;
•disputes regarding intellectual property and/or the scope and interpretation of licensing terms; and
•inability to develop a sales force for any additional product candidates.

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
•expiration of market stand-off or lock-up agreements; and
•general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, tariffs, inflation, fuel prices, international currency fluctuations, corruption, political instability, acts of war, acts of terrorism, ongoing or future military conflicts, and ongoing or future pandemics or other public health crises.
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
General Risks
Our information technology systems or use of artificial intelligence, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
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
In addition, we (and likely many of our third-party vendors, agents and other collaborators) are adopting and exploring the use of Artificial Intelligence ("AI") in our business. As an emerging and rapidly evolving technology, our (and, to the extent applicable, our third-party vendors', agents' and other collaborators') use of AI presents risks that could adversely affect our operations, information security and reputation. For example, AI systems may produce inaccurate or flawed outputs due to improper algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could result in lower quality decision-making or prevent us from effectively utilizing AI in our business. We may also become vulnerable to operational disruptions if any AI technologies that we use experience downtimes or are compromised by cyberattacks. Moreover, if any of our confidential or proprietary information is integrated into public AI systems, whether purposefully or accidentally, it could result in the loss of confidentiality (including with respect to intellectual property) or other premature disclosure issues that negatively impact our business operations. If we (or our third-party agents and other collaborators) do not effectively implement guardrails and train staff on the safe and proper use of AI, or if staff fail to effectively adhere to established guardrails and training on the use of AI, we may experience adverse effects on our business, including without limitation data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, reputational harm, or other misuse of our proprietary information.
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
Item 2. Properties
Our principal office is located at 245 Main Street, Second Floor, Cambridge, Massachusetts 02142, where we lease approximately 100 square feet of office space under a service agreement that we last renewed to have a lease term commencing on December 1, 2025 and ending on November 30, 2026.
We also lease a property in San Diego, California, with approximately 38,613 square feet of office and laboratory space under a lease that terminates on April 30, 2032.
Additionally, we lease approximately 150 square feet of office space in New York, New York under a service agreement that currently runs through September 30, 2026.
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
Holders of Our Common Stock
As of March 1, 2026, there were approximately 60 registered holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees”. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, Part III of this Form 10-K.
Unregistered Sales of Equity Securities
Other than sales previously reported in the Company’s Current Reports on Form 8-K filed with the SEC, the Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the quarterly period ended December 31, 2025.
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
Overview
We are a late-stage clinical oncology company focused on keeping cancer patients alive and helping them thrive. We are developing and seeking to commercialize an entirely new category of anti-cancer medicines, Deep Cyclic Inhibitors, which we believe have the potential to be more effective and better tolerated targeted therapies.
Deep Cyclic Inhibition® ("DCI") is a novel mechanism that aims to deprive tumor cells of the sustained proliferative signaling required for rapid growth, while sparing healthy cells through a cadenced, normalized level of signaling. Our Deep Cyclic Inhibitors inhibit clinically-validated core signaling pathways, such as the MAPK pathway. Our novel approach is designed to improve durability and tolerability, and differentiates us from chronically targeted precision therapies, which are generally limited by toxicity, resistance and/or application to specific mutations only.
Our lead product candidate, atebimetinib (IMM-1-104), is an oral, once-daily Deep Cyclic Inhibitor of MEK, designed to improve durability and tolerability across many cancer indications, including MAPK pathway-driven tumors such as pancreatic cancer. We are currently in the process of initiating a Phase 3 clinical trial of atebimetinib, which we call the MAPKeeper 301 trial, to evaluate atebimetinib in combination with mGnP in first-line pancreatic cancer patients. We expect to dose the first patient in the MAPKeeper 301 trial in mid-2026.
MAPKeeper 301 is designed as a global Phase 3 registrational trial that will evaluate atebimetinib (320 mg QD) in combination with mGnP, compared to standard of care GnP alone, in first-line metastatic PDAC. The primary endpoint of MAPKeeper 301 is overall survival, and secondary endpoints include progression-free survival, overall response rate, disease control rate, and quality of life measurements. We plan to enroll a total of approximately 510 patients in MAPKeeper 301, divided equally across the two arms.

In January 2026, we announced positive interim response and safety data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with mGnP in first-line pancreatic cancer patients, which is part of our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced solid tumors. We also announced that we expect the following near-term milestones related to atebimetinib: presenting further updated circulating tumor DNA data on acquired alterations from cancer patients treated with atebimetinib at a major scientific meeting, in the second quarter of 2026; announcing further updated survival data from over 50 first-line pancreatic cancer patients treated with atebimetinib in combination with mGnP in our ongoing Phase 1/2a clinical trial, in the first half of 2026; and dosing the first patient in a planned clinical trial of atebimetinib in combination with Libtayo® in non-small cell lung cancer patients, in the second half of 2026.

Our development pipeline also includes our additional clinical-stage product candidate envometinib (IMM-6-415) and other early-stage research programs, including research focused on validated core cancer-signaling pathways outside of the MAPK pathway.

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

On December 22, 2021, we completed the acquisition of all outstanding shares of capital stock of BioArkive, Inc., a California corporation (“BioArkive”), for a market value of $8.75 million. BioArkive was a San Diego based contract research organization that previously provided preclinical research services and biosample storage to us and other biotechnology companies. BioArkive was fully integrated into our operations following the acquisition and now exclusively supports our internal preclinical research activities for our oncology pipeline. In connection with the acquisition, we assumed BioArkive’s lease agreement obligations.
We sold 5,164,159 shares of common stock under our 2022 ATM Program (as defined below), at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the year ended December 31, 2025. We did not sell any shares of common stock under our 2022 ATM Program during the three months ended December 31, 2025. We also did not sell any shares of common stock under our 2025 ATM Program (as defined below) during the three months or year ended December 31, 2025.
On August 21, 2025, we entered into a Securities Purchase Agreement (the "August 2025 Purchase Agreement") with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in a private placement (the “August 2025 Private Placement”). The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 warrants (the “Purchase Warrants”) to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); following the October 2025 Cashless Exercise (as defined below), no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of December 31, 2025, no Purchase Warrants had been exercised. As of December 31, 2025, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
On September 24, 2025, we entered into a Securities Purchase Agreement (the "September 2025 Purchase Agreement") with Aventis Inc. ("Aventis"), a wholly owned subsidiary of Sanofi, a French société anonyme ("Sanofi"), pursuant to which we agreed to sell securities to Aventis in a private placement (the “September 2025 Private Placement”). The September 2025 Purchase Agreement provided for the sale and issuance by us to Aventis of an aggregate of 2,708,559 shares of our common stock at a purchase price of $9.23 per share. We received aggregate net proceeds of $23.4 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions of $1.5 million and placement costs of $0.1 million. The September 2025 Private Placement closed on September 26, 2025.
On September 26, 2025, we completed an underwritten follow-on equity offering, pursuant to which we issued and sold 18,959,914 shares of our common stock at an offering price of $9.23 per share (the "September 2025 Offering"), with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by us from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, as well as offering costs of $0.4 million.
Since our inception, we have had significant annual operating losses. Our net loss was approximately $56.0 million and $61.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $280.3 million and approximately $217.0 million in cash, cash equivalents, and marketable securities.

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
Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2025 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.
As of March 6, 2026, the issuance date of the consolidated financial statements for the year ended December 31, 2025 in this Annual Report on Form 10-K, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
Our direct costs include:
•program specific expenses incurred under agreements with third-party CROs and other vendors that conduct our preclinical and clinical activities on our behalf, including clinical trial sites that conduct research and development activities on our behalf;
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
•contractor and consulting fees related to the preparation and ongoing support of clinical trials; and
•facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation and amortization, maintenance of facilities, insurance, and other supplies.
We expense research and development costs in the periods in which they are incurred.

Our direct research and development expenses consist of external costs and fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, contractor/consultant fees, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation/amortization, and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.
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
We may never succeed in achieving regulatory approval for any of our product candidates. Further, a number of factors, including those outside of our control, could adversely impact the timing and duration of our product candidates’ development, which could increase our research and development expenses. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA, EMA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the advancement of preclinical and clinical development.
We expect that our research and development expenses will substantially increase for the foreseeable future as we continue to implement our business strategy, which includes: advancing our product candidates through clinical development (including atebimetinib in our MAPKeeper 301 Phase 3 clinical trial), expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. As of the date of this Annual Report on Form 10-K, we cannot reasonably determine or accurately project total program-specific expenses through commercialization, if such was to occur. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.
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
We expect our general and administrative expenses will increase for the foreseeable future if and as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally. We also expect to continue to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and rules and regulations of the Securities and Exchange Commission (“SEC”), Sarbanes-Oxley Act, director and officer insurance costs, and investor and public relations costs.
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

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$42,048	$47,964	$(5,916)	(12.3)%
General and administrative	17,298	16,078	1,220	7.6%
Amortization of intangible asset	29	29	—	—%
Total operating expenses	59,375	64,071	(4,696)	(7.3)%
Loss from operations	(59,375)	(64,071)	4,696	(7.3)%

Other income (expense)
Interest income	3,039	2,593	446	17.2%
Other income, net	312	441	(129)	(29.3)%
Net loss	$(56,024)	$(61,037)	$5,013	(8.2)%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
Atebimetinib (IMM-1-104)	$17,639	$18,099	$(460)	(2.5)%
Envometinib (IMM-6-415)	2,204	6,521	(4,317)	(66.2)%
Other programs	5,857	6,031	(174)	(2.9)%
Indirect research and development expenses:
Employee-related costs	11,988	12,912	(924)	(7.2)%
Stock-based compensation expense	2,801	2,755	46	1.7%
Facilities and other expenses	1,316	1,401	(85)	(6.1)%
Depreciation/amortization	243	245	(2)	(0.8)%

Total research and development	$42,048	$47,964	$(5,916)	(12.3)%

Research and development expenses decreased by approximately $5.9 million, or 12.3%, to approximately $42.0 million for the year ended December 31, 2025 as compared to approximately $48.0 million for the year ended December 31, 2024. The decrease of approximately $5.9 million was primarily due to a decrease of approximately $5.0 million related to direct research and development expenses, consisting of: an approximately $0.5 million decrease in expenses related to the atebimetinib program, primarily driven by a decrease in certain chemistry, tablet and safety study costs, offset by increased costs related to Phase 3 clinical trial initiation; an approximately $4.3 million decrease in expenses related to the paused envometinib program; and an approximately $0.2 million decrease in expenses for earlier stage programs, as compared to the same prior year period. The overall decrease in research and development expenses was additionally driven by a decrease in indirect research and development costs of approximately $1.0 million, primarily driven by decreased employee-related costs of approximately $0.9 million, and decreased facilities and other allocated expenses of approximately $0.1 million.
General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)

Employee-related costs	$8,925	$8,253	$672	8.1%
Stock-based compensation expense	3,510	3,746	(236)	(6.3)%
Professional fees	3,125	2,584	541	20.9%
Facilities and other allocated expenses	256	297	(41)	(13.8)%
Other	1,482	1,198	284	23.7%

Total general and administrative	$17,298	$16,078	$1,220	7.6%
General and administrative expenses increased by approximately $1.2 million, or 7.6%, to approximately $17.3 million for the year ended December 31, 2025 compared to approximately $16.1 million for the year ended December 31, 2024. The increase of approximately $1.2 million was primarily due to: increased employee-related costs of approximately $0.7 million; increased professional fees incurred for accounting, auditing, legal, public relations and tax services of approximately $0.5 million; and increased other expenses (primarily consisting of offering costs associated with various financing efforts) of approximately $0.3 million, offset by a decrease in stock-based compensation of approximately $0.2 million.
Amortization of Intangible Asset
Amortization of intangible asset was $29 thousand for the years ended December 31, 2025 and 2024. This amortization is related to the technology acquired from the BioArkive acquisition completed in December 2021.
Other Income, net
Interest income from the interest earned on our cash, cash equivalents and marketable securities balances increased by approximately $0.4 million, driven by a higher total cash balance resulting from various financing events, in the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Other income, net was approximately $0.3 million in the year ended December 31, 2025, compared to $0.4 million in the year ended December 31, 2024. These amounts were primarily a result of the accretion of premiums related to our marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, warrants exercisable for common stock and the exercise of stock options. As of December 31, 2025, we had an accumulated deficit of $280.3 million and $217.0 million in cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.
Since our inception, we have incurred significant operating losses. Our net loss was approximately $56.0 million and $61.0 million for the years ended December 31, 2025 and 2024, respectively. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, our operations have been financed primarily by service revenues (which have since ceased) and proceeds from sales of our debt and equity securities.
On August 10, 2022, we filed a Registration Statement on Form S-3 (File No. 333-266738) (the “2022 Shelf Registration Statement”) with the SEC in relation to the registration of our common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200 million for a period of up to three years from the date of its effectiveness on August 19, 2022.
Also on August 10, 2022, we entered into an Equity Distribution Agreement (the "2022 Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through an "at the market" equity offering program (the "2022 ATM Program") under the 2022 Shelf Registration Statement. We sold 5,164,159 shares of common stock under the 2022 ATM Program, at an weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the year ended December 31, 2025. We sold 1,318,752 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.38, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the year ended December 31, 2024. We did not sell any shares of common stock under the 2022 ATM Program during the three months ended December 31, 2025 or December 31, 2024, respectively. In August 2025, the 2022 Shelf Registration Statement and the 2022 ATM Program expired, and the 2022 Sales Agreement was terminated.
On August 13, 2025, we filed a Registration Statement on Form S-3 (File No. 333-289589) (the “2025 Shelf Registration Statement”) with the SEC in relation to the registration of our common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $300 million for a period of up to three years from the date of its effectiveness on August 20, 2025.
Also on August 13, 2025, we entered into an Equity Distribution Agreement (the "2025 Sales Agreement") with the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100 million, from time to time, through an "at the market" equity offering program (the "2025 ATM Program") under the 2025 Shelf Registration Statement. In connection with the September 2025 Offering, we: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (the "Reduced Amount"), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. We did not sell any shares of common stock under the 2025 ATM Program during the three and twelve months ended December 31, 2025 or December 31, 2024, respectively.

On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of cash payment of the $0.001 exercise price for each Pre-Funded Warrant share, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock (the "October 2025 Cashless Exercise"). Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of December 31, 2025, no Purchase Warrants had been exercised. As of December 31, 2025, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
Also on August 21, 2025, in connection with the August 2025 Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the August 2025 Private Placement. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the common stock and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and Purchase Warrants (collectively, the “Warrant Shares”) purchased by the purchasers in the August 2025 Private Placement, and any shares of common stock issued as a dividend or other distribution with respect to, in exchange for or in replacement of such common stock or Warrant Shares. On September 3, 2025, we filed a Registration Statement on Form S-3 (File No. 333-289997) (the “2025 Resale Registration Statement”) with the SEC in relation to the registration for re-sale of the common stock and Warrant Shares from the August 2025 Private Placement. The SEC declared the 2025 Resale Registration Statement effective on September 8, 2025.

The foregoing and other related summaries contained herein do not purport to be complete and are qualified in their entirety by reference to the August 2025 Purchase Agreement, the Registration Rights Agreement, the Pre-Funded Warrants and the Purchase Warrants, which are filed as Exhibits 10.18, 10.19, 4.4 and 4.5, respectively, to this Annual Report on Form 10-K.
On September 24, 2025, we entered into the September 2025 Purchase Agreement with Aventis, a wholly owned subsidiary of Sanofi, pursuant to which we agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by us to Aventis of an aggregate of 2,708,559 shares of our common stock at a purchase price of $9.23 per share. We received aggregate net proceeds $23.4 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions of $1.5 million and placement costs of $0.1 million. The September 2025 Private Placement closed on September 26, 2025.

Pursuant to the September 2025 Purchase Agreement, we also agreed to (i) notify Aventis within three business days of us engaging in discussions with any third party regarding, or the board of directors authorizing us to pursue or initiate a process to pursue, any transaction that would be reasonably expected to result in a change of control of the Company or an affiliate of the Company (a “Change of Control”) or any other license, sale, assignment, transfer, grant or other disposition of the Company’s or an affiliate of the Company’s rights to research, develop, manufacture, commercialize, or otherwise exploit atebimetinib (a “Covered Transaction” and, collectively, a “Strategic Transaction Process”), (ii) provide Aventis the opportunity to participate in such Strategic Transaction Process subject to customary confidentiality and other undertakings on substantially the same procedural terms and timeframe as other participants, and (iii) for a period of 120 days following the date of the September 2025 Purchase Agreement, not enter into any Covered Transaction or commence, continue, or otherwise engage in any discussions, or negotiate with any third party, to enter into any Covered Transaction (provided that this provision shall not limit the entry by us into, or any engagement in discussion or negotiations with any third party regarding, a Change of Control transaction). These provisions contain customary confidentiality restrictions and limitations on disclosure obligations, and will terminate upon the earlier of: (a) such time as Aventis and its affiliates no longer hold at least 50% of the securities purchased from the Company pursuant to the September 2025 Purchase Agreement, (b) 90 days after the public release of the topline results of the overall survival of the Phase 3 clinical trial of atebimetinib in pancreatic cancer, (c) the liquidation, dissolution or winding-up of the affairs of the Company, or the consummation of any Change of Control or any other deemed liquidation event of the Company and (d) such time as all development activities with respect to atebimetinib have been terminated.

In addition, pursuant to the September 2025 Purchase Agreement, Aventis agreed (i) until the date that is six months after the closing date of the September 2025 Private Placement, to be subject to customary lock-up restrictions with respect to sales of shares of our common stock (or similar transactions with the same economic effect), subject to certain customary exceptions, (ii) until the first anniversary of the closing date of the September 2025 Private Placement, to be subject to stand-still restrictions with respect to acquisitions of shares of the our common stock and similar activities, subject to certain customary exceptions and fall-away provisions, and (iii) until the first anniversary of the closing date of the September 2025 Private Placement or such earlier time as the stand-still restrictions shall have fallen away, vote with respect to all voting securities of the Company as to which it is entitled to vote in accordance with the recommendation of a majority of our board of directors.

The foregoing and other related summaries contained herein do not purport to be complete and are qualified in their entirety by reference to the September 2025 Purchase Agreement, which is filed as Exhibit 10.20 to this Annual Report on Form 10-K.
On September 26, 2025, we completed the September 2025 Offering, pursuant to which we issued and sold 18,959,914 shares of our Class A common stock at an offering price of $9.23 per share, with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by us from the September 2025 Offering $164.1 million, after deducting underwriting discounts and commissions, as well as offering costs of $0.4 million.
As of December 31, 2025, we had contractual obligations related to various leases of $0.8 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029, $0.9 million for 2030 and $1.2 million for the periods thereafter.
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

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2025 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Going Concern Assessment

Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that the entity's cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K.

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,345)	$(55,000)
Investing activities	(88,738)	26,435
Financing activities	226,583	5,304

Net increase (decrease) in cash and cash equivalents	$92,500	$(23,261)
Net Cash Used in Operating Activities
During the year ended December 31, 2025, operating activities used approximately $45.3 million of cash, primarily resulting from our net loss of approximately $56.0 million and net amortization of premium (accretion of discount) on marketable securities of $0.2 million, partially offset by stock-based compensation expense of approximately $6.3 million, changes in our operating assets and liabilities of $3.8 million, and $0.7 million for the reduction in carrying amount of right-of-use assets and depreciation and amortization.
During the year ended December 31, 2024, operating activities used approximately $55.0 million of cash, primarily resulting from our net loss of approximately $61.0 million, changes in our operating assets and liabilities of $0.9 million, and net amortization of premium (accretion of discount) on marketable securities of $0.3 million, partially offset by stock-based compensation expense of approximately $6.5 million and $0.7 million for the reduction in carrying amount of right-of-use assets and depreciation and amortization.
Net Cash Used in Investing Activities
During the year ended December 31, 2025, cash used from investing activities was approximately $88.7 million, primarily related to purchases of marketable securities of $88.6 million and $0.1 million for purchases of property and equipment.
During the year end December 31, 2024, cash provided from investing activities was approximately $26.4 million, primarily related to maturities of marketable securities of $31.9 million, offset by purchases of marketable securities of $5.4 million and $0.1 million for purchases of property and equipment.

Net Cash Provided by Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was approximately $226.6 million, primarily driven by proceeds of approximately: $15.0 million from the sale of common stock under our 2022 ATM program, net of commissions; $0.4 million from the sale of common stock pursuant to our employee stock purchase plan; $0.4 million from the exercise of stock options; $25.0 million from the sale of common stock, Pre-Funded Warrants and Purchase Warrants in the August 2025 Private Placement; $25.0 million from the sale of common stock in the September 2025 Private Placement; and $164.5 million from the sale of common stock in the September 2025 Offering, net of underwriting commissions. The above were partially offset by aggregate payments of offering and placement expenses, as applicable, of $3.7 million.
During the year ended December 31, 2024, net cash provided by financing activities was approximately $5.3 million, primarily driven by proceeds of approximately $4.2 million from the sale of common stock under our 2022 ATM program, net of offering expenses, in addition to $0.7 million from the exercise of stock options and approximately $0.4 million from our employee stock purchase plan.
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
•the costs of operating as a public company; and
•the impacts of ongoing or future pandemics, or other widespread adverse health events.

Based on our currently forecasted operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of March 6, 2026, the issuance date of the consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K, management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements.
Critical Accounting Policies and Use of Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
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
Emerging Growth Company Status
As an emerging growth company ("EGC") under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board, and less extensive disclosure about our executive compensation arrangements.
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

Item 8. Financial Statements and Supplementary Data
Immuneering Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immuneering Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Immuneering Corporation and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Boston, Massachusetts
March 6, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$128,645,025	$36,144,720
Marketable securities, current	44,186,244	—
Prepaids and other current assets	3,414,685	3,442,849
Total current assets	176,245,954	39,587,569

Marketable securities, non-current	44,183,186	—
Property and equipment, net	938,481	1,122,865
Goodwill	6,690,431	6,690,431
Intangible asset, net	321,147	350,413
Right-of-use assets, net	3,322,249	3,667,352
Other assets	283,562	1,295,783
Total assets	$231,985,010	$52,714,413

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,542,737	$1,958,536
Accrued expenses	7,842,367	4,973,129
Other liabilities	291,513	233,665
Lease liabilities	397,104	338,438
Total current liabilities	10,073,721	7,503,768

Long-term liabilities:
Lease liabilities, net of current portion	3,427,321	3,824,419
Total liabilities	13,501,042	11,328,187
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2025 and December 31, 2024; 64,648,230 and 31,050,448 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	64,648	31,050
Class B common stock, $0.001 par value, 20,000,000 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	498,658,072	265,650,362
Accumulated other comprehensive income	81,332	—
Accumulated deficit	(280,320,084)	(224,295,186)
Total stockholders' equity	218,483,968	41,386,226
Total liabilities and stockholders' equity	$231,985,010	$52,714,413
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended December 31,
	2025	2024

Operating expenses
Research and development	$42,048,461	$47,964,388
General and administrative	17,298,241	16,077,746
Amortization of intangible asset	29,267	29,267
Total operating expenses	59,375,969	64,071,401
Loss from operations	(59,375,969)	(64,071,401)

Other income (expense)
Interest income	3,039,406	2,593,300
Other income, net	311,665	441,493
Net loss	$(56,024,898)	$(61,036,608)

Net loss per share attributable to common stockholders, basic and diluted	(1.27)	(2.04)
Weighted-average common shares outstanding, basic and diluted	44,011,830	29,981,565

Other comprehensive income:
Unrealized gain from marketable securities	81,332	778
Comprehensive Loss	$(55,943,566)	$(61,035,830)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2023	29,271,629	$29,272	—	$—	$253,806,267	$(778)	$(163,258,578)	$90,576,183

Issuance of common stock upon exercise of stock options	229,299	229	—	—	732,229	—	—	732,458

Issuance of common stock under at-the-market offering, net of commissions, underwriting discounts and $0.1 million issuance costs	1,318,752	1,319	—	—	4,236,078	—	—	4,237,397

Issuance of common stock through employee stock purchase plan	230,768	230	—	—	374,422	—	—	374,652

Stock-based compensation expense	—	—	—	—	6,501,366	—	—	6,501,366

Net loss	—	—	—	—	—	—	(61,036,608)	(61,036,608)

Other comprehensive income	—	—	—	—	—	778	—	778

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226

Issuance of common stock upon exercise of stock options	136,060	136	—	—	368,396	—	—	368,532

Issuance of common stock under at-the-market offering, net of commissions, underwriting discounts and $0.2 million issuance costs	5,164,159	5,164	—	—	15,014,882	—	—	15,020,046

Issuance of common stock through employee stock purchase plan	300,143	300	—	—	421,610	—	—	421,910

Issuance of common stock, pre-funded warrants, and common stock warrants through private placement, net of $1.6 million in placement costs	5,251,349	5,251	—	—	23,388,923	—	—	23,394,174

Cashless exercise of prefunded warrants	1,077,598	1,078	—	—	(1,078)	—	—	—

Issuance of common stock through public offering, net of underwriting discounts and $0.4 million in offering costs	18,959,914	18,960	—	—	164,119,551	—	—	164,138,511

Issuance of common stock through private placement with Aventis Inc., net of $1.6 million in placement agent discounts and placement costs	2,708,559	2,709	—	—	23,384,291	—	—	23,387,000

Stock-based compensation expense	—	—	—	—	6,311,135	—	—	6,311,135

Net loss	—	—	—	—	—	—	(56,024,898)	(56,024,898)

Other comprehensive income	—	—	—	—	—	81,332	—	81,332

Balance at December 31, 2025	64,648,230	$64,648	—	$—	$498,658,072	$81,332	$(280,320,084)	$218,483,968
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net loss	$(56,024,898)	$(61,036,608)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	324,517	355,807
Reduction in carrying amount of right-of-use assets	345,103	328,377
Amortization of intangibles	29,267	29,267
Stock-based compensation expense	6,311,135	6,501,366
Net accretion of discount on marketable securities	(155,748)	(259,181)
Loss on disposal of fixed assets	2,093	6,784
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	491,837	(24,865)
Other assets	1,114,245	(261,337)
Increase (decrease) in:
Accounts payable	(400,799)	(112,143)
Accrued expenses	2,899,237	(200,831)
Lease liabilities	(338,432)	(300,102)
Other liabilities	57,848	(26,105)
Net cash used in operating activities	(45,344,595)	(54,999,571)
Cash flows from investing activities:
Purchases of property and equipment	(142,226)	(84,875)
Purchases of marketable securities	(88,596,021)	(5,410,170)
Maturities of marketable securities	—	31,930,000
Net cash (used in) provided by investing activities	(88,738,247)	26,434,955
Cash flows from financing activities:
Payment of offering costs	(3,726,266)	(40,988)
Proceeds from exercise of stock options	368,532	732,458
Proceeds from issuance of common stock under ATM, net of offering expenses	15,020,046	4,237,397
Proceeds from employee stock purchase plan	421,910	374,652
Issuance of common stock through public offering, net of commissions and underwriting discounts	164,500,006	—
Issuance of common stock through private placement with Aventis Inc.	25,000,000	—
Proceeds from sale of common stock, prefunded warrants and common stock warrants	24,998,919	—
Net cash provided by financing activities	226,583,147	5,303,519
Net increase (decrease) in cash and cash equivalents	92,500,305	(23,261,097)
Cash and cash equivalents at beginning of period	36,144,720	59,405,817
Cash and cash equivalents at end of period	$128,645,025	$36,144,720
Supplemental disclosures of noncash investing and financing information:
Deferred offering costs in accounts payable/accrued expenses	$45,000	$—
Cashless exercise of prefunded warrants	$1,078	$—
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a late-stage clinical oncology company developing medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS and/or RAF mutations. The Company aims to achieve broad activity through Deep Cyclic Inhibition® ("DCI") of the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate, atebimetinib (IMM-1-104), is currently in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS/RAF mutations. The Company is developing atebimetinib as a once-daily oral therapy, aiming for activity through DCI of the MAPK pathway at the level of mitogen-activated protein kinase kinase ("MEK"). The Company’s development pipeline also includes several early-stage programs.
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
On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "2022 Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program (the "2022 ATM Program"). The Company sold 5,164,159 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the year ended December, 2025. The Company sold 1,318,752 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $3.38, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the year ended December 31, 2024. The Company did not sell any shares of common stock under the 2022 ATM Program during the three months ended December 31, 2025 or December 31, 2024, respectively.
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
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the "2025 Sales Agreement") with the Sales Agent, to sell shares of its common stock with aggregate gross proceeds of up to $100 million, from time to time, through an “at the market” equity offering program (the "2025 ATM Program"). In connection with the September 2025 Offering (as defined below), the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (the "Reduced Amount"), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. The Company did not sell any shares of common stock under the 2025 ATM Program during the three months or year ended December 31, 2025 or December 31, 2024, respectively.

On August 21, 2025, the Company entered into a Securities Purchase Agreement (the "August 2025 Purchase Agreement") with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in a private placement (the “August 2025 Private Placement”). The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 warrants (the “Purchase Warrants”) to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of cash payment of the $0.001 exercise price for each Pre-Funded Warrant share, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock (the "October 2025 Cashless Exercise"). Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of December 31, 2025, no Purchase Warrants had been exercised. As of December 31, 2025, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
On September 24, 2025, the Company entered into a Securities Purchase Agreement (the "September 2025 Purchase Agreement") with Aventis Inc. ("Aventis"), a wholly owned subsidiary of Sanofi, a French société anonyme ("Sanofi"), pursuant to which the Company agreed to sell securities to Aventis in a private placement (the “September 2025 Private Placement”). The September 2025 Purchase Agreement provided for the sale and issuance by the Company to Aventis of an aggregate of 2,708,559 shares of its common stock at a purchase price of $9.23 per share. The Company received aggregate net proceeds of $23.4 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions of $1.5 million and placement costs of $0.1 million. The September 2025 Private Placement closed on September 26, 2025.
On September 26, 2025, the Company completed an underwritten follow-on equity offering, pursuant to which it issued and sold 18,959,914 shares of its Class A common stock at an offering price of $9.23 per share (the "September 2025 Offering"), with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by the Company from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, as well as offering costs of $0.4 million.
To date, the Company has primarily funded its operations with proceeds from the sale of its capital stock, warrants to purchase stock, and convertible notes. The Company has incurred recurring losses over the past several years and as of December 31, 2025, the Company had an accumulated deficit of $280.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the consolidated financial statements are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the year ended December 31, 2025. Realized gains and losses are included in other income, net on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2025 and 2024, respectively.
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

Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2025. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 4 Fair Value Measurements.
There have been no changes to the valuation methods during the year ended December 31, 2025. We evaluate transfers between levels at the end of each reporting period.
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
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Expenditures for major replacements and improvements are capitalized, while expenditures for general repairs and maintenance are expensed as incurred. Upon retirements or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is recorded in the consolidated statement of operations. Depreciation and amortization are calculated using the straight-line method once assets are placed in service.

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
Leases
The Company provides for leases in accordance with ASC Topic 842, Leases. The Company determines if an arrangement is a lease at contract inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based upon the present value of future lease payments over the expected lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate, which is based on rates that would be incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment, in determining the present value of lease payments.

The Company has elected not to separate lease and non-lease components as a single lease component. The Company’s leases are reflected in right-of-use assets and lease liabilities (current and non-current) in the consolidated balance sheets.
Income Taxes
The Company provides for income taxes in accordance with ASC Topic 740, Income Taxes. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.
The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.
The Company recognizes and measure uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.
As of December 31, 2025 and 2024, the Company had uncertain tax positions of $1,493,736 and $1,136,528, respectively. The Company has classified the unrecognized tax benefits as reductions of its tax credit carryforwards.
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
Common Stock Warrants
The Company accounts for warrants issued as a separable unit in connection with sale of common stock as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America, the warrants should be classified as equity.
Net Income (Loss) per Share
The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. The pre-funded warrants are included as outstanding shares in the computation as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2025 and 2024.
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
The Company performs its annual impairment test during the fourth quarter of each fiscal year. There were no impairments during the years ended December 31, 2025 or 2024.
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
The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025. The Company has evaluated whether OBBBA has a material impact on its 2025 financial statements. The only provision of OBBBA that impacts the Company’s income tax accounting under ASC740 is the new IRC. Sec. 174A, which permanently allows taxpayers to fully expense domestic research or experimental ("R&E") expenditures paid or incurred in taxable years beginning after Dec. 31, 2024. The requirement to capitalize foreign Sec. 174 expenses over 15 years has not changed. On August 28, 2025, the IRS released procedural guidance (Rev. Proc. 2025-28) for implementing Section 174A and related elections for domestic research or experimental. Transition rules provide taxpayers with options to account for any remaining unamortized domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2021, and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic R&E expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years (e.g., 2025 or ratably in 2025 and 2026). The Company has decided it will elect to continue to amortize previously capitalized and unamortized domestic R&E expenditures over the remaining five-year period. As of December 31, 2024, the company had approximately $77.8 million of remaining unamortized domestic R&E expenditures, representing approximately $17.1 million of its gross deferred tax asset. As of December 31, 2025, the company had approximately $54.7 million of remaining unamortized domestic R&E expenditures, representing approximately $12.0 million of its gross deferred tax asset.
In December 2025, the FASB issued Update ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements". This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity's financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

Note 3 – Marketable Securities
Marketable securities consisted of the following as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$6,495,181	$5,504	$—	$6,500,685
Government securities	7,943,758	4,742	—	7,948,500
Debt securities	7,628,117	496	(59)	7,628,554
Commercial Paper	22,102,080	6,425	—	22,108,505
Total Current	44,169,136	17,167	(59)	44,186,244

Non-current:
U.S. Treasuries	37,717,598	58,682	—	37,776,280
Government securities	3,998,584	—	(1,544)	3,997,040
Debt securities	2,406,640	3,226	—	2,409,866
Total Non-current	44,122,822	61,908	(1,544)	44,183,186
Total marketable securities	$88,291,958	$79,075	$(1,603)	$88,369,430
There were no marketable securities as of December 31, 2024.
The Company's marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities and are recorded at fair value. Unrealized gains (losses) are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis. There were no impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the years ended December 31, 2025 and 2024. Realized gains and losses are included in other income (expense).

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
During the years ended December 31, 2025 and 2024, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of December 31, 2025 and 2024.

Note 4 – Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$105,330,208	$—	$—	$105,330,208
U.S. Treasuries	1,992,340	—	—	1,992,340
Government securities	—	9,222,990	—	9,222,990
Commercial paper	—	11,827,667	—	11,827,667
Total cash equivalents	107,322,548	21,050,657	—	128,373,205

Marketable securities:
U.S. Treasuries	$44,276,965	$—	$—	$44,276,965
Government securities	—	11,945,540	—	11,945,540
Debt securities	—	10,038,420	—	10,038,420
Commercial paper	—	22,108,505	—	22,108,505
Total marketable securities	44,276,965	44,092,465	—	88,369,430
Total cash equivalents and marketable securities	$151,599,513	$65,143,122	$—	$216,742,635

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$35,865,754	$—	$—	$35,865,754
Total cash equivalents	$35,865,754	$—	$—	$35,865,754
There were no transfers between Level 1 and Level 2 and the Company had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2025 and 2024.
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024

Computer equipment	$596,917	$570,778
Furniture and fixtures	98,628	98,628
Lab equipment	1,309,070	1,236,233
Leasehold improvements	298,941	298,941
Construction in progress	37,500	—
Total	2,341,056	2,204,580
Accumulated depreciation and amortization	(1,402,575)	(1,081,715)
Property and equipment, net	$938,481	$1,122,865
Depreciation and amortization expense totaled $324,517 and $355,807 for the years ended December 31, 2025 and 2024, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024

Accrued professional services	$735,772	$193,646
Accrued employee expenses	4,245,563	3,583,649
Accrued research and development expenses	2,747,306	1,106,872
Accrued other expenses	113,726	88,962
Total	$7,842,367	$4,973,129
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share, as of December 31, 2025 and December 31, 2024, of which 64,648,230 and 31,050,448 shares were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share, as of December 31, 2025 and December 31, 2024, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
2022 Shelf Registration Statement & 2022 ATM Program
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

On August 10, 2022, the Company also entered into the 2022 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the 2022 ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the 2022 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent could terminate the 2022 Sales Agreement upon notice to the other party and subject to other conditions. The Company paid the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2022 Sales Agreement and provided the Sales Agent with customary indemnification rights. The Company sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the year ended December 31, 2025. The Company sold 1,318,752 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $3.38, for aggregate gross proceeds of $4.5 million ($4.2 million net of offering expenses) during the year ended December 31, 2024. The Company did not sell any shares of common stock under the 2022 ATM Program during the three months ended December 31, 2025 or December 31, 2024, respectively.

Issuance costs incurred related to the 2022 Sales Agreement were recorded as deferred offering costs and classified as long-term assets on the balance sheet. The Company had approximately $0.5 million of deferred offering costs as of December 31, 2024 associated with the 2022 Sales Agreement. The deferred offering costs for the 2022 ATM Program were written off in August 2025, after the 2022 Shelf Registration Statement and the 2022 ATM Program expired, the 2022 Sales Agreement was terminated, and the Company entered into the 2025 Sales Agreement related to the 2025 ATM Program (in each case as defined herein).

2025 Shelf Registration Statement & 2025 ATM Program

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

On August 13, 2025, the Company also entered into the 2025 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $100 million, from time to time, through the 2025 ATM Program under the 2025 Shelf Registration Statement. Subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the 2025 Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission up to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2025 Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of common stock under the 2025 ATM Program during the three months or year ended December 31, 2025 or December 31, 2024, respectively. In connection with the September 2025 Offering, the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (or the Reduced Amount, as defined above), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. As of December 31, 2025, the Company had aggregate gross sales proceeds capacity of $98.7 million remaining under the 2025 ATM Program.

Issuance costs incurred related to the 2025 Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet at December 31, 2025. The Company had approximately $0.2 million of deferred offering costs as of December 31, 2025 associated with the 2025 Sales Agreement.
August 2025 Private Placement
On August 21, 2025, the Company entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant).

On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of a cash payment of the $0.001 exercise price for each Pre-Funded Warrant, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of December 31, 2025, no Purchase Warrants had been exercised. As of December 31, 2025, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.

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

The foregoing and other related summaries contained herein do not purport to be complete and are qualified in their entirety by reference to the August 2025 Purchase Agreement, the Registration Rights Agreement, the Pre-Funded Warrants and the Purchase Warrants, which are filed as Exhibits 10.18, 10.19, 4.4 and 4.5, respectively, to this Annual Report on Form 10-K.

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

As of December 31, 2025, the Company had 2,848,096 Purchase Warrants issued and outstanding at an exercise price of $5.50 per share to purchase shares of the Company's common stock.

September 2025 Aventis (Sanofi) Private Placement

On September 24, 2025, the Company entered into the September 2025 Purchase Agreement with Aventis, a wholly owned subsidiary of Sanofi, pursuant to which the Company agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by the Company to Aventis of an aggregate of 2,708,559 shares of its common stock at a purchase price of $9.23 per share. The Company received aggregate net proceeds of $23.4 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions of $1.5 million, and placement costs of $0.1 million. The September 2025 Private Placement closed on September 26, 2025.

September 2025 Offering

On September 26, 2025, the Company completed the September 2025 Offering, pursuant to which it issued and sold 18,959,914 shares of its Class A common stock at an offering price of $9.23 per share, with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by the Company from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, as well as offering costs of $0.4 million.

Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at December 31, 2025 and December 31, 2024 as follows:

	Year Ended December 31,
	2025	2024

Numerator:
Net loss	$(56,024,898)	$(61,036,608)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	44,011,830	29,981,565
Net loss per share - basic and diluted	$(1.27)	$(2.04)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at December 31, 2025 and December 31, 2024:

	2025	2024

Options to purchase common stock	8,250,958	6,382,149
Purchase warrants	2,848,096	—
Total shares of common stock equivalents	11,099,054	6,382,149
Note 9 - Stock-Based Compensation
During 2015, the Company established the Long Term Incentive Plan (“Incentive Plan”), under which incentive stock options, nonqualified stock options, restricted stock or other awards may be awarded to employees, directors or consultants of the Company. The options typically vest over a four-year period. As of December 31, 2025, the maximum number of shares available for issuance under the Incentive Plan was 2,825,173 shares. Upon the effectiveness of the Company’s 2021 Incentive Award Plan (the “2021 Plan”), the Company ceased granting awards under the Incentive Plan. However, the Incentive Plan continues to govern awards outstanding thereunder.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of December 31, 2025, there were 957,941 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of December 31, 2025, there were 849,697 shares of common stock reserved for future issuance under the 2021 ESPP and 530,911 shares had been granted or purchased under the 2021 ESPP.
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

During the twelve months ended December 31, 2025 and December 31, 2024, the Company recognized incremental stock-based compensation expense $0.2 million and $0.2 million, respectively, associated with the option repricing which is included in general and administrative and research and development expense in the consolidated statement of operations and comprehensive loss.
During the years ended December 31, 2025 and December 31, 2024, the Company recognized stock-based compensation expense of $6.3 million and $6.5 million, respectively. As of December 31, 2025, compensation expense remaining to be recognized for outstanding stock options was $6.4 million and to be recognized over a weighted-average period of 2.31 years.

On March 20, 2025, the Company’s Board of Directors adopted the Immuneering Corporation 2025 Employment Inducement Award Plan (the "Inducement Award Plan"), without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the Inducement Award Plan was initially equal to 500,000 shares. Shares issued under the Inducement Award Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the Inducement Award Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the Inducement Award Plan. As of December 31, 2025, there were 382,000 shares available for future issuance under the Inducement Award Plan.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company's IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the year ended December 31, 2025, the Company granted 2,374,294 shares of stock options at a weighted-average grant date fair value of $2.01. For the year ended December 31, 2024, the Company granted 1,555,445 shares at a weighted-average grant date fair value of $3.67.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Weighted-average risk-free interest rate	3.76% - 4.55%	3.93% - 4.82%
Expected term (in years)	5.51 - 10.00	5.00 - 10.00
Expected dividend yield	0%	0%
Expected volatility	65.86% - 69.48%	66.08% - 69.85%
The following table summarizes the stock option activity during the year ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2024	6,382,149	$4.40
Granted	2,374,294	2.01
Exercised	(136,060)	2.71
Cancelled	(369,425)	2.90
Outstanding as December 31, 2025	8,250,958	$3.83	7.05	$26,144,586

Vested and exercisable at December 31, 2025	5,326,522	$4.42	6.32	$14,889,780

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense on the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024

Research and development	$2,800,891	$2,754,981
General and administrative	3,510,244	3,746,385
Total	$6,311,135	$6,501,366
Note 10 – Income Taxes
The Company's effective tax rate for the periods ended December 31, 2025 and 2024 were 0% and 0%, respectively. For the each of the periods ended December 31, 2025 and December 31, 2024, the primary drivers of the variance from the statutory rate were state taxes, research and development tax credits, and valuation allowance.
The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	2025
	Amount	Rate
Statutory federal income tax rate	$(11,765,229)	21.0%
State tax, net of federal benefit	(1,482,617)	2.6%
Permanent differences	195,882	(0.3)%
Federal research and development credits	(2,281,572)	4.1%
Uncertain tax positions	228,157	(0.4)%
Other differences	721,665	(1.3)%
Change in valuation allowance	14,383,714	(25.7)%
Effective income tax rate	$—	—%
The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

2024
Statutory federal income tax rate	21.0%
State tax, net of federal benefit	1.9%
Permanent differences	(0.9)%
Federal research and development credits	6.4%
Uncertain tax positions	(0.6)%
Other differences	(2.0)%
Change in valuation allowance	(25.8)%
Effective income tax rate	—%

As of December 31, 2025 and 2024, the components and tax effects of each type of item that gave rise to the net deferred tax assets were as follows:

	2025	2024
Deferred tax assets:
Stock-based compensation expense	$2,341,582	$855,125
Research expenses	17,055,222	22,286,355
Accrued Bonus	716,509	668,229
R&D credit carryforward	13,443,643	10,228,771
NOL carryforward	40,134,991	25,300,681
Gross deferred tax assets	73,691,947	59,339,161
Valuation allowance	(73,378,421)	(58,994,707)
Net deferred tax assets	313,526	344,454
Net deferred tax liabilities:
Prepaid expenses deducted for tax	(118,097)	(139,736)
Right-of-use	(109,888)	(108,976)
Tax depreciation in excess of book	(67,745)	(95,742)
Unrealized Gain/Loss	(17,796)	—
Total deferred tax liabilities	(313,526)	(344,454)
Net deferred taxes	$—	$—
Federal net operating losses (“NOL”) generated in tax years ended after December 31, 2017 are limited to 80% of taxable income, only carried forward and carried forward indefinitely under the Internal Revenue Code of 1986, as amended (the “IRC”). There was no income tax expense or benefit in 2025. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. For the period ended December 31, 2025, the Company's federal, state post-apportioned, and foreign net operating loss carryforwards are approximately $174.8 million, $56.7 million, and $0, respectively. Of the federal amount, $174.8 million is expected to have an indefinite carryforward period. Of the state post-apportioned amount, $56.7 million is expected to have a limited carryforward period that will begin to expire in 2038 For the period ended December 31, 2025, the Company's federal, state, and foreign tax credit carryforwards are approximately $12.0 million, $3.7 million, and $0, respectively. All tax credits are expected to have a limited carryforward period that will begin to expire in 2038.

In accordance with Section 382 and Section 383 of the IRC, utilization of the NOL and tax credit carryforwards may be subject to limitations based on prior or future ownership changes. Additionally, after weighing all available positive and negative evidence for the period ended December 31, 2025, the Company has recorded a valuation allowance of approximately $73.4 million.
As the Company has not yet achieved profitable operations, management believes the tax benefits as of December 31, 2025 did not satisfy the realization criteria set forth in ASC Topic 740, Income Taxes and, therefore, has recorded a full valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2025 by $14.4 million due to the increase in the deferred tax assets by approximately the same amount, primarily due to NOL and research and development expenses.

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
The Company is subject to income tax in multiple jurisdictions, including federal, state, and city jurisdictions. The Company has federal, state, and city income tax returns that are open to examination from 2023, 2024, and 2025 forward, respectively. In addition, the utilization of tax carryforwards from periods prior to those previously mentioned may also be audited by taxing authorities once utilized.

As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgment and is based on the information available to the Company.
As of December 31, 2025 and December 31, 2024, the Company had uncertain tax positions of $1.5 million and $1.1 million, respectively. The Company has classified the unrecognized tax benefits as reductions of its tax carryforwards. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2025 and 2024.
As of December 31, 2025 and December 31, 2024, unrecognized tax benefits were as follows:

	2025	2024
Beginning balance	$1,136,528	$699,527
Increase due to current year tax position	357,208	437,001
Ending balance	$1,493,736	$1,136,528
The Company has not accrued any interest expense or penalties related to the unrecognized tax benefits for the periods ended December 31, 2025 and 2024. The Company calculated interest and penalties to be immaterial since no NOLs or federal tax credits have been utilized.
The Company files tax returns in the United States including without limitation in: California, New York, Florida, New Jersey and Massachusetts. All tax years from 2018 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not to its knowledge currently under examination by the IRS or in any other jurisdictions for any tax years.
The Company made no income tax payments and received no income tax refunds during the year ended December 31, 2025. All payments made to taxing authorities were for non-income based tax liabilities and were outside the scope of ASC 740.
Note 11 – Commitments and Contingencies
Operating Leases
The Company leases 38,613 square feet of office and laboratory space in San Diego, California, under a lease that terminates on April 30, 2032. As of December 31, 2025, the right-of-use asset balance associated with this lease was $3,322,249.

The Company currently also leases office space in Cambridge, Massachusetts and New York, New York, pursuant to short-term arrangements. In September 2025, the Company executed a one year lease for its existing office space in Cambridge with a term that commenced on December 1, 2025 and ends on November 30, 2026. The New York lease was most recently renewed on October 1, 2025 to extend the lease term through September 30, 2026. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of December 31, 2025, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts and New York, New York were $140,136 due in 2026.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2025 were as follows:

Amount
2026	$761,877
2027	784,737
2028	808,278
2029	832,527
2030	857,496
Thereafter	1,184,208
Total future lease payments	5,229,123
Less: Imputed interest	(1,404,698)
Total lease liabilities	$3,824,425
Current portion lease liabilities	397,104
Lease liabilities, noncurrent	3,427,321
Total lease liabilities	$3,824,425
Quantitative information regarding the Company’s leases for the year ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Lease costs:
Operating lease cost	$746,360	$760,822
Short-term lease cost	146,422	145,070
Sublease income	—	(19,200)
Total lease costs	$892,782	$886,692
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$739,689	$732,546
Operating cash flows from short-term leases	146,422	145,070
	$886,111	$877,616
Weighted-average remaining lease term - operating leases	6.33 years	7.33 years
Weighted-average discount rate - operating leases	10.0%	10.0%
As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Litigation
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities and may be exposed to litigation in connection with its product candidates and operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. When it is probable that future expenditures will be made and can be reasonably estimated, the Company will accrue a liability for such matters. Significant judgment is required to determine both probability and estimated amount. The Company is not aware of any material legal matters.
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

	Year Ended December 31,
	2025	2024
Program expenses(1)
Atebimetinib (IMM-1-104)	$17,639,073	$18,099,437
Envometinib (IMM-6-415)	2,203,828	6,521,249
Other programs	5,847,842	6,031,280
Non-program expenses(2)	6,133,986	5,397,079
Employee-related costs	20,913,494	21,165,183
Stock-based compensation expense	6,311,135	6,501,366
Depreciation/amortization	324,517	355,807
Other segment items(3)	(3,348,977)	(3,034,793)
Net loss	$56,024,898	$61,036,608

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer) and our SVP Finance, Chief Accounting Officer and Treasurer (who serves as our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer and Treasurer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective. As an "emerging growth company" as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) Insider Trading Arrangements and Policies
Except as set forth in the table below, during the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” and / or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Name / Title	Date Adopted	Character of Trading Arrangement[1]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration	Other Material Terms	Date Terminated
Michael Bookman, Chief Legal Officer & Secretary	November 17, 2025	Rule 10b5-1 Trading Arrangement	(2)	(3)	Not applicable	Not applicable
Harold Brakewood, Chief Business Officer	November 17, 2025	Rule 10b5-1 Trading Arrangement	(2)	(3)	Not applicable	Not applicable
Brett Hall, Chief Scientific Officer	November 17, 2025	Rule 10b5-1 Trading Arrangement	(2)	(3)	Not applicable	Not applicable
Igor Matushansky, Chief Medical Officer	November 17, 2025	Rule 10b5-1 Trading Arrangement	(2)	(3)	Not applicable	Not applicable
Mallory Morales, SVP Finance, Chief Accounting Officer & Treasurer	November 17, 2025	Rule 10b5-1 Trading Arrangement	(2)	(3)	Not applicable	Not applicable
Leah Neufeld, Chief People Officer	November 17, 2025	Rule 10b5-1 Trading Arrangement	(2)	(3)	Not applicable	Not applicable
Benjamin Zeskind, President & Chief Executive Officer	November 17, 2025	Rule 10b5-1 Trading Arrangement	(2)	(3)	Not applicable	Not applicable
(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is a sell-to-cover instruction letter that provides for sales of a number of shares of common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock or restricted stock units and is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) To the extent applicable, up to the minimum number of whole shares of vesting restricted stock (or common stock issuable upon vesting or settlement of restricted stock units) of the Company then held by the named individual, in connection with the vesting or settlement of restricted stock awards and/or restricted stock unit awards, if any, granted by the Company to the named individual, in each case that is sufficient to receive proceeds equal to the amount of the minimum statutory withholding obligations due from the named individual in connection with such vesting or settlement event. The total number of shares that may be sold is not determinable.
(3) The trading arrangement has an indefinite duration and may be modified, terminated or amended only by a writing signed by named individual and provided to the Company. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period(s) under the Rule.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10, including with respect to the Company’s Insider Trading Compliance Policy and Procedures, will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12, including information regarding securities authorized for issuance under equity compensation plans pursuant to Item 5(a), Part II of Form 10-K, will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
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
3.Exhibits
See the Exhibit Index in Item 15(b) below.

(b) EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement by and among Immuneering Corporation, BioArkive, Inc. and BioArkive’s shareholders, dated as of December 22, 2021	8-K	001-40675	2.1	12/22/2021
3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	09/09/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	02/02/2024
4.1	Form of Specimen Stock Certificate	S-1/A	333-257791	4.1	07/26/2021
4.2	Amended and Restated Investors’ Rights Agreement, dated December 21, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-257791	4.2	07/26/2021
4.3	Description of Securities	10-K	001-40675	4.3	03/10/2022
4.4	Form of Pre-Funded Warrant	8-K	001-40675	4.1	08/25/2025
4.5	Form of Purchase Warrant	8-K	001-40675	4.2	08/25/2025
10.1†	Employment Agreement, dated July 23, 2021, by and between Brett Hall, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.6	07/26/2021
10.2†	Employment Agreement, dated July 23, 2021, by and between Benjamin J. Zeskind, Ph.D. and Immuneering Corporation	S-1/A	333-257791	10.8	07/26/2021
10.3†	Employment Agreement, dated July 23, 2021, by and between Mallory Morales and Immuneering Corporation	10-K	001-40675	10.4	03/01/2024
10.4†	Letter Agreement, by and between Immuneering Corporation and Mallory Morales, dated as of July 25, 2022	8-K	001-40675	10.1	07/25/2022
10.5†	Letter Agreement, dated June 14, 2023, by and between Mallory Morales and Immuneering Corporation	10-K	001-40675	10.6	03/01/2024
10.6†	Employment Agreement, dated March 24, 2023, by and between Harold E. Brakewood and Immuneering Corporation	10-K	001-40675	10.8	03/01/2024
10.7†	Employment Agreement, Dated July 23, 2021, by and between Michael Bookman and Immuneering Corporation	S-1/A	333-257791	10.9	07/26/2021
10.8†	Immuneering Corporation 2008 Stock Incentive Plan and form of option agreement thereunder.	S-1	333-257791	10.4	07/09/2021
10.9†	Immuneering Corporation Long Term Incentive Plan and form of option agreement thereunder	S-1	333-257791	10.5	07/09/2021
10.10†	Immuneering Corporation 2021 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-257791	10.10	07/26/2021
10.11†	Immuneering Corporation 2021 Employee Stock Purchase Plan.	S-1/A	333-257791	10.11	07/26/2021
10.12†	Immuneering Corporation 2025 Employment Inducement Award Plan and forms of award agreements thereunder	10-K	001-40675	10.14	03/20/2025
10.13	Equity Distribution Agreement, dated as of August 10, 2022, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-266738	1.2	8/10/2022
10.14†	Form of Indemnification Agreement by and among the Registrant and its directors and officers.	S-1/A	333-257791	10.12	07/26/2021
10.15†	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective January 1, 2026					*
10.16	Lease Agreement, by and between BioArkive, Inc. and Thornmint 13, LLC, dated as of July 22, 2021	8-K	001-40675	10.1	12/22/2021
10.17	Equity Distribution Agreement, dated as of August 13, 2025, by and between Immuneering Corporation and Piper Sandler & Co.	S-3	333-289589	1.2	08/13/2025
10.18#	Form of Securities Purchase Agreement, dated as of August 21, 2025, by and among Immuneering Corporation and the investors party thereto	8-K	001-40675	10.1	08/25/2025

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.19	Form of Registration Rights Agreement, dated as of August 21, 2025, by and among Immuneering Corporation and the investors party thereto	8-K	001-40675	10.2	08/25/2025
10.20#	Securities Purchase Agreement, dated as of September 24, 2025, by and between Immuneering Corporation and Aventis Inc.	8-K	001-40675	10.1	09/24/2025
19.1	Immuneering Corporation Insider Trading Compliance Policy and Procedures	10-K	001-40675	19.1	03/20/2025
21.1	Subsidiaries of Immuneering Corporation	10-K	001-40675	21.1	03/10/2022
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Immuneering Corporation Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40675	97.1	03/01/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*Filed herewith.
**Furnished herewith.
†Indicates a management contract or compensatory plan or arrangement.
#    The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information relating to the Company, the investor(s) and/or the transactions described herein or therein.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: March 6, 2026	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)
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

Name	Title	Date
/s/ Benjamin J. Zeskind	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2026
Benjamin J. Zeskind, Ph.D.

/s/ Mallory Morales	SVP Finance, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2026
Mallory Morales

/s/ Robert J. Carpenter	Director	March 6, 2026
Robert J. Carpenter

/s/ Peter Feinberg	Director	March 6, 2026
Peter Feinberg

/s/ Diana F. Hausman	Director	March 6, 2026
Diana F. Hausman, M.D.

/s/ Laurie B. Keating	Director	March 6, 2026
Laurie B. Keating

/s/ Thomas J. Schall	Director	March 6, 2026
Thomas J. Schall, Ph.D.