Form 10-Q
period 2026-03-31
Immuneering Corp
filed 2026-05-15
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026 the registrant had 64,697,402 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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
•The regulatory approval processes of the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable with respect to outcomes. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$47,321,566	$128,645,025
Marketable securities	109,372,057	44,186,244
Prepaids and other current assets	4,715,535	3,414,685
Total current assets	161,409,158	176,245,954

Marketable securities, non-current	41,950,745	44,183,186
Property and equipment, net	937,008	938,481
Goodwill	6,690,431	6,690,431
Intangible asset, net	313,830	321,147
Right-of-use assets	3,230,489	3,322,249
Other assets	278,129	283,562
Total assets	$214,809,790	$231,985,010

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,453,158	$1,542,737
Accrued expenses	3,064,066	7,842,367
Other liabilities	44,191	291,513
Lease liabilities	412,835	397,104
Total current liabilities	4,974,250	10,073,721

Long-term liabilities:
Lease liabilities, net of current portion	3,317,369	3,427,321
Total liabilities	8,291,619	13,501,042
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 64,688,915 and 64,648,230 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	64,689	64,648
Class B common stock, $0.001 par value, 20,000,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	500,475,466	498,658,072
Accumulated other comprehensive income (loss)	(241,005)	81,332
Accumulated deficit	(293,780,979)	(280,320,084)
Total stockholders' equity	206,518,171	218,483,968
Total liabilities and stockholders' equity	$214,809,790	$231,985,010
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Operating expenses
Research and development	$10,645,222	$11,471,693
General and administrative	4,682,495	4,005,642
Amortization of intangible asset	7,317	7,317
Total operating expenses	15,335,034	15,484,652
Loss from operations	(15,335,034)	(15,484,652)

Other income (expense)
Interest income	1,360,404	438,520
Other income, net	513,735	—
Net loss	$(13,460,895)	$(15,046,132)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.42)
Weighted-average common shares outstanding, basic and diluted	64,658,809	35,529,652

Other comprehensive loss:
Unrealized loss from marketable securities	(322,337)	—
Comprehensive Loss	$(13,783,232)	$(15,046,132)
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2025	64,648,230	$64,648	—	$—	$498,658,072	$81,332	$(280,320,084)	$218,483,968
Issuance of common stock upon exercise of stock options	4,696	5	—	—	10,430	—	—	10,435
Issuance of common stock through employee stock purchase plan	35,989	36	—	—	170,289	—	—	170,325
Stock-based compensation expense	—	—	—	—	1,636,675	—	—	1,636,675
Net loss	—	—	—	—	—	—	(13,460,895)	(13,460,895)
Other comprehensive loss	—	—	—	—	—	(322,337)	—	(322,337)
Balance at March 31, 2026	64,688,915	$64,689	—	$—	$500,475,466	$(241,005)	$(293,780,979)	$206,518,171

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226
Issuance of common stock under at-the-market offering, net of issuance costs	4,836,804	4,837	—	—	13,671,830	—	—	13,676,667
Issuance of common stock through employee stock purchase plan	98,450	98	—	—	133,794	—	—	133,892
Stock-based compensation expense	—	—	—	—	1,692,267	—	—	1,692,267
Net loss	—	—	—	—	—	—	(15,046,132)	(15,046,132)
Balance at March 31, 2025	35,985,702	$35,985	—	$—	$281,148,253	$—	$(239,341,318)	$41,842,920

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(13,460,895)	$(15,046,132)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	81,402	85,261
Reduction in carrying amount of right-of-use assets	91,760	83,183
Intangible asset amortization	7,317	7,317
Stock-based compensation expense	1,636,675	1,692,267
Net accretion of discount on marketable securities	(404,723)	—
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(1,180,990)	1,102,391
Other assets	5,434	548,902
Increase (decrease) in:
Accounts payable	(89,579)	(687,871)
Accrued expenses	(4,778,301)	(1,608,683)
Lease liabilities	(94,221)	(80,139)
Other liabilities	(247,323)	(177,134)
Net cash used in operating activities	(18,433,444)	(14,080,638)
Cash flows from investing activities:
Purchases of property and equipment	(79,930)	(8,945)
Purchases of marketable securities	(71,990,845)	—
Maturities of marketable securities	9,000,000	—
Net cash used in investing activities	(63,070,775)	(8,945)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,435	—
Proceeds from issuance of common stock under employee stock purchase plan	170,325	133,892
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	—	13,676,667
Net cash provided by financing activities	180,760	13,810,559
Net decrease in cash and cash equivalents	(81,323,459)	(279,024)
Cash and cash equivalents at beginning of period	128,645,025	36,144,720
Cash and cash equivalents at end of period	$47,321,566	$35,865,696
Supplemental disclosures of noncash information:
Deferred offering costs included in accounts payable and accrued expenses	$—	$64,015
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a late-stage clinical oncology company seeking to develop medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS and/or RAF mutations. The Company aims to achieve broad activity through Deep Cyclic Inhibition® ("DCI") of the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate, atebimetinib (also referred to as IMM-1-104), is currently in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS or RAF mutations. The Company is developing atebimetinib as a once-daily oral therapy, aiming for activity through DCI of the MAPK pathway at the level of mitogen-activated protein kinase kinase ("MEK"). The Company’s development pipeline also includes early-stage programs.

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

On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "2022 Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program (the "2022 ATM Program"). The Company did not sell any shares of common stock under the 2022 ATM Program during the three months ended March 31, 2026. The Company sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three months ended March 31, 2025.
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
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the "2025 Sales Agreement") with the Sales Agent, to sell shares of its common stock with aggregate gross proceeds of up to $100 million, from time to time, through an “at the market” equity offering program (the "2025 ATM Program"). In connection with the September 2025 Offering (as defined below), the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (the "Reduced Amount"), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. The Company did not sell any shares of common stock under the 2025 ATM Program during the three months ended March 31, 2026 or March 31, 2025, respectively.

On August 21, 2025, the Company entered into a Securities Purchase Agreement (the "August 2025 Purchase Agreement") with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in a private placement (the “August 2025 Private Placement”). The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 warrants (the “Purchase Warrants”) to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of cash payment of the $0.001 exercise price for each Pre-Funded Warrant share, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock (the "October 2025 Cashless Exercise"). Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of March 31, 2026, no Purchase Warrants had been exercised. As of March 31, 2026, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
To date, the Company has primarily funded its operations with proceeds from the sale of its capital stock, warrants to purchase stock, and convertible notes. The Company has incurred recurring losses over the past several years and as of March 31, 2026, the Company had an accumulated deficit of $293.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The interim condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the interim condensed consolidated financial statements are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC"). The interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no material changes to the accounting policies of the Company as those set forth in Note 2 to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Unaudited Interim Financial Information
The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed consolidated financial statements, as is permitted by such rules and regulations. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2025.
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
There were no impairments identified for the year ended December 31, 2025 or for the three months ended March 31, 2026.
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
Deferred offering costs associated with the 2025 Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the 2025 Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.2 million of deferred offering costs as of March 31, 2026 and $0.2 million as of December 31, 2025.

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
Note 3 – Marketable Securities
Marketable securities consisted of the following as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$66,968,717	$67	$(49,605)	$66,919,179
Government securities	7,986,830	—	(1,235)	7,985,595
Debt securities	7,641,519	—	(10,276)	7,631,243
Commercial paper	26,868,360	57	(32,377)	26,836,040
Total Current	109,465,426	124	(93,493)	109,372,057

Non-current:
U.S. Treasuries	34,162,022	—	(117,280)	34,044,742
Government securities	5,518,352	—	(24,137)	5,494,215
Debt securities	2,417,069	—	(5,281)	2,411,788
Total Non-current	42,097,443	—	(146,698)	41,950,745
Total marketable securities	$151,562,869	$124	$(240,191)	$151,322,802

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$6,495,181	$5,504	$—	$6,500,685
Government securities	7,943,758	4,742	—	7,948,500
Debt securities	7,628,117	496	(59)	7,628,554
Commercial paper	22,102,080	6,425	—	22,108,505
Total Current	44,169,136	17,167	(59)	44,186,244

Non-current:
U.S. Treasuries	37,717,598	58,682	—	37,776,280
Government securities	3,998,584	—	(1,544)	3,997,040
Debt securities	2,406,640	3,226	—	2,409,866
Total Non-current	44,122,822	61,908	(1,544)	44,183,186
Total marketable securities	$88,291,958	$79,075	$(1,603)	$88,369,430
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

There were no impairments recorded during the three months ended March 31, 2026 or March 31, 2025. Realized gains and losses are included in other income (expense) on the condensed consolidated statements of operations.
During the three months ended March 31, 2026 and 2025, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of March 31, 2026 or December 31, 2025.
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
The following table summarizes our cash equivalents measured at fair value on a recurring basis as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$34,631,173	$—	$—	$34,631,173
U.S. Treasuries	12,433,380	—	—	12,433,380
Total cash equivalents	$47,064,553	$—	$—	$47,064,553

Marketable securities:
U.S. Treasuries	$100,963,921	$—	$—	$100,963,921
Government securities	—	13,479,810	—	13,479,810
Debt securities	—	10,043,031	—	10,043,031
Commercial paper	—	26,836,040	—	26,836,040
Total marketable securities	100,963,921	50,358,881	—	151,322,802
Total cash equivalents and marketable securities	$148,028,474	$50,358,881	$—	$198,387,355
There have been no changes to the valuation methods during the three months ended March 31, 2026. There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2026.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our valuation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2026 and December 31, 2025.

The following table summarizes our cash equivalents measured at fair value on a recurring basis as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$105,330,208	$—	$—	$105,330,208
U.S. Treasuries	1,992,340	—	—	1,992,340
Government securities	—	9,222,990	—	9,222,990
Commercial paper	—	11,827,667	—	11,827,667
Total cash equivalents	$107,322,548	$21,050,657	$—	$128,373,205

Marketable securities:
U.S. Treasuries	$44,276,965	$—	$—	$44,276,965
Government securities	—	11,945,540	—	11,945,540
Debt securities	—	10,038,420	—	10,038,420
Commercial paper	—	22,108,505	—	22,108,505
Total marketable securities	44,276,965	44,092,465	—	88,369,430
Total cash equivalents and marketable securities	$151,599,513	$65,143,122	$—	$216,742,635
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025

Computer equipment	$691,276	$596,917
Furniture and fixtures	98,628	98,628
Lab equipment	1,315,784	1,309,070
Leasehold improvements	315,297	298,941
Construction in progress	—	37,500
Total	2,420,985	2,341,056
Accumulated depreciation and amortization	(1,483,977)	(1,402,575)
Property and equipment, net	$937,008	$938,481
Depreciation and amortization expense totaled $81,402 and $85,261 for the three months ended March 31, 2026 and 2025, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025

Accrued professional services	$636,747	$735,772
Accrued employee expenses	1,067,883	4,245,563
Accrued research and development expenses	1,269,266	2,747,306
Accrued other expenses	90,170	113,726
Total	$3,064,066	$7,842,367
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of March 31, 2026 and December 31, 2025 of which 64,688,915 and 64,648,230 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of March 31, 2026 and December 31, 2025, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
On August 10, 2022, the Company also entered into the 2022 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the 2022 ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the 2022 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent could terminate the 2022 Sales Agreement upon notice to the other party and subject to other conditions. The Company paid the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2022 Sales Agreement and provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of common stock under the 2022 ATM Program during the three months ended March 31, 2026. The Company sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three months ended March 31, 2025.
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
On August 13, 2025, the Company also entered into the 2025 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $100 million, from time to time, through the 2025 ATM Program under the 2025 Shelf Registration Statement. Subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the 2025 Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission up to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2025 Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of Class A common stock under the 2025 ATM Program during the three months ended March 31, 2026 or March 31, 2025, respectively. In connection with the September 2025 Offering, the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (or the Reduced Amount, as defined above), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. As of March 31, 2026, the Company had aggregate gross sales proceeds capacity of $98.7 million remaining under the 2025 ATM Program.
Issuance costs incurred related to the 2025 Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet at March 31, 2026. The Company had approximately $0.2 million of deferred offering costs as of March 31, 2026 associated with the 2025 Sales Agreement.
August 2025 Private Placement
On August 21, 2025, the Company entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of a cash payment of the $0.001 exercise price for each Pre-Funded Warrant, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock. Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of March 31, 2026, no Purchase Warrants had been exercised. As of March 31, 2026, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.

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

As of March 31, 2026, the Company had 2,848,096 Purchase Warrants issued and outstanding at an exercise price of $5.50 per share to purchase shares of the Company's common stock.
September 2025 Aventis (Sanofi) Private Placement
On September 24, 2025, the Company entered into the September 2025 Purchase Agreement with Aventis, a wholly-owned subsidiary of Sanofi, pursuant to which the Company agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by the Company to Aventis of an aggregate of 2,708,559 shares of its common stock at a purchase price of $9.23 per share. The Company received aggregate net proceeds of $23.4 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions of $1.5 million, and placement costs of $0.1 million. The September 2025 Private Placement closed on September 26, 2025.

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

Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at March 31, 2026 and March 31, 2025 as follows:

	Three Months Ended March 31,
	2026	2025

Numerator:
Net loss	$(13,460,895)	$(15,046,132)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	64,658,809	35,529,652
Net loss per share - basic and diluted	$(0.21)	$(0.42)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025

Options to purchase common stock	11,008,350	8,337,419
Purchase warrants	2,848,096	–
Total shares of common stock equivalents	13,856,446	8,337,419
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of March 31, 2026, there were 781,782 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of March 31, 2026, there were 1,460,190 shares of common stock reserved for future issuance under the 2021 ESPP and 566,900 shares had been granted or purchased under the 2021 ESPP.
On May 21, 2024 (the “Effective Date”), based upon the recommendation of the Compensation Committee of the Company's Board of Directors, the Board of Directors approved an option repricing, in accordance with the 2021 Plan, which repricing was effected on the Effective Date. The repricing applied to options to purchase shares of the Company’s Class A common stock with an exercise price per share greater than $3.01 that were held by current employees and certain non-employee service providers under the 2021 Plan (the “Eligible Options”), including Michael Bookman, the Company's Chief Legal Officer.
Options held by Benjamin Zeskind, Ph.D., the Company’s President and Chief Executive Officer, Brett Hall, Ph.D., the Company's Chief Scientific Officer, and the non-employee members of the Board were not eligible for the repricing.
As a result of the option repricing, as of the Effective Date, the exercise price of all Eligible Options was reduced to $3.01 per share, which represents approximately two times the closing trading price of the Company’s Class A common stock on the Nasdaq Global Market on the Effective Date; however, the exercise price for repriced options would have reverted to the original exercise price for any exercise occurring prior to June 30, 2025 (the "Retention Period"), unless there was a change of control of the Company or the option holder’s employment had been terminated (i) by the Company without cause or (ii) by reason of death or disability. The repriced options otherwise remain subject to their existing terms and conditions as set forth in the 2021 Plan and applicable award agreements. As of the Effective Date, outstanding options to purchase 2,986,354 shares were deemed Eligible Options and were repriced such that the exercise price per share for such outstanding options was reduced to $3.01 per share. There were no changes to the number of shares, the vesting schedule or the expiration date of the Eligible Options.
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
During the three months ended March 31, 2026 and 2025, the Company recognized incremental stock-based compensation expense of $25 thousand and $82 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss.
On March 20, 2025, the Company’s Board of Directors adopted the Immuneering Corporation 2025 Employment Inducement Award Plan (the "Inducement Award Plan"), without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the Inducement Award Plan was initially equal to 500,000 shares. Shares issued under the Inducement Award Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the Inducement Award Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the Inducement Award Plan. As of March 31, 2026, there were 382,000 shares available for future issuance under the Inducement Award Plan.

The Company recognized stock-based compensation expense of $1,636,675 and $1,692,267 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, compensation expense remaining to be recognized for outstanding stock options was $13,733,451 and to be recognized over a weighted-average period of 2.94 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the three months ended March 31, 2026, the Company granted 2,771,371 shares of stock options at a weighted-average grant date fair value of $4.91.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Weighted-average risk-free interest rate	3.68% - 4.14%	4.07% - 4.55%
Expected term (in years)	5.98 - 10.00	5.51 - 10.00
Expected dividend yield	0%	0%
Expected volatility	67.62% - 70.13%	65.86% - 67.33%
The following table summarizes the stock option activity during the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	8,250,958	$3.83
Granted	2,771,371	4.91
Exercised	(4,696)	2.22
Cancelled	(9,283)	3.50
Outstanding at March 31, 2026	11,008,350	$4.10	7.59	$18,078,420

Vested and exercisable at March 31, 2026	5,845,046	$4.33	6.27	$10,447,339
For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025

Research and development	$670,406	$733,037
General and administrative	966,269	959,230
Total	$1,636,675	$1,692,267

Note 10 – Commitments and Contingencies
Operating Leases
The Company leases 38,613 square feet of office and laboratory space in San Diego, California, under a lease that terminates on April 30, 2032. As of March 31, 2026, the right-of-use asset balance associated with this lease was $3,230,489.
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
As of March 31, 2026, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts and New York, New York were $96,708 due in 2026.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at March 31, 2026 were as follows:

Amount
Remainder of 2026	$572,826
2027	784,737
2028	808,278
2029	832,527
2030	857,496
Thereafter	1,184,208
Total future lease payments	5,040,072
Less: imputed interest	(1,309,868)
Total lease liabilities	$3,730,204
Lease liabilities	$412,835
Lease liabilities, net of current portion	3,317,369
Total lease liabilities	$3,730,204
Quantitative information regarding the Company’s leases for the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026	March 31, 2025
Lease costs:
Operating lease cost	$186,590	$186,590
Short-term lease cost	43,428	31,278
Total lease costs	$230,018	$217,868
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$189,051	$183,546
Operating cash flows from short-term leases	43,428	31,278
	$232,479	$214,824
Weighted-average remaining lease term - operating leases	6.08 years	7.08 years
Weighted-average discount rate - operating leases	10.0%	10.0%

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

	Three Months Ended March 31,
	2026	2025
Program expenses(1)
Atebimetinib (IMM-1-104)	$4,055,258	$4,257,936
Envometinib (IMM-6-415)	4,345	1,623,755
Other programs	2,019,865	1,242,109
Non-program expenses(2)	1,469,553	1,204,385
Employee-related costs	6,067,936	5,378,938
Stock-based compensation expense	1,636,675	1,692,267
Depreciation and amortization	81,402	85,261
Other segment items(3)	(1,874,139)	(438,519)
Net loss	$13,460,895	$15,046,132

(1) Includes direct research and development expenses.
(2) Includes general and administrative expenses, in addition to facilities and other research and development expenses.
(3) Includes interest income and other (income) expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including the audited consolidated financial statements and notes thereto. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

Our lead product candidate, atebimetinib (IMM-1-104), is an oral, once-daily Deep Cyclic Inhibitor of MEK, designed to improve durability and tolerability across many cancer indications, including MAPK pathway-driven tumors such as pancreatic cancer. We are currently recruiting patients for a Phase 3 clinical trial of atebimetinib, which we call the MAPKeeper 301 trial, to evaluate atebimetinib in combination with mGnP in first-line pancreatic cancer patients. We expect to dose the first patient in the MAPKeeper 301 trial in mid-2026.

MAPKeeper 301 is designed as a global Phase 3 registrational trial that will evaluate atebimetinib (320 mg once-daily) in combination with mGnP, compared to standard of care GnP alone, in first-line metastatic PDAC. The primary endpoint of MAPKeeper 301 is overall survival, and secondary endpoints include progression-free survival, overall response rate, disease control rate, and quality of life measurements. We plan to enroll a total of approximately 510 patients in MAPKeeper 301, divided equally across the two arms.

In January 2026, we announced positive interim response and safety data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with mGnP in first-line pancreatic cancer patients, which is part of our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced solid tumors.

In April 2026, we presented a poster at the American Association for Cancer Research (AACR) annual meeting, which provided further updated circulating tumor DNA data on acquired alterations from cancer patients treated with atebimetinib. Consistent with our DCI hypothesis, the observed absence or scarcity of certain RAS/MAPK resistance alterations in atebimetinib-treated patients suggested that the DCI of MEK may lessen selective pressure that drives resistance, thereby slowing adaptation while preserving MAPK dependence, and potentially preserving the opportunity for therapeutic combinations of atebimetinib within the MAPK pathway and across parallel pathways.

We expect the following additional near-term milestones related to atebimetinib: announcing further updated survival and safety data from an expanded cohort of approximately 55 first-line pancreatic cancer patients treated with atebimetinib in combination with mGnP in our ongoing Phase 1/2a clinical trial, in the second quarter of 2026; and dosing the first patient in a planned clinical trial of atebimetinib in combination with Libtayo® in non-small cell lung cancer patients, in the second half of 2026.

Our development pipeline also includes our additional clinical-stage product candidate envometinib (IMM-6-415) and other pre-clinical research programs, including research focused on validated core cancer-signaling pathways outside of the MAPK pathway.

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
We did not sell any shares of common stock under the 2022 ATM Program during the three months ended March 31, 2026. We sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three months ended March 31, 2025. We did not sell any shares of common stock under the 2025 ATM Program during the three months ended March 31, 2026 or March 31, 2025.
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of March 31, 2026, no Purchase Warrants had been exercised. As of March 31, 2026, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
On September 26, 2025, we completed the September 2025 Offering, pursuant to which we issued and sold 18,959,914 shares of our common stock at an offering price of $9.23 per share, with Leerink Partners LLC and Oppenheimer & Co. Inc. acting as underwriters. The aggregate net proceeds received by us from the September 2025 Offering were $164.1 million, after deducting underwriting discounts and commissions, as well as offering costs of $0.4 million.
Since our inception, we have had significant annual operating losses. Our net loss was approximately $13.5 million for the three months ended March 31, 2026 and approximately $56.0 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of approximately $293.8 million and approximately $198.6 million in cash, cash equivalents and marketable securities.
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
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.
As of May 15, 2026, the issuance date of the interim condensed consolidated financial statements for the three-months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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

Our direct research and development expenses consist of external costs and fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, contractor/consultant fees, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation/amortization and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$10,645	$11,472	$(827)	(7.2)%
General and administrative	4,682	4,006	676	16.9%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	15,334	15,485	(151)	(1.0)%
Loss from operations	(15,334)	(15,485)	151	(1.0)%
Other income (expense)
Interest income	1,360	439	921	209.8%
Other income, net	514	—	514	N/M%
Net loss	$(13,460)	$(15,046)	$1,586	(10.5)%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
Atebimetinib (IMM-1-104)	$4,055	$4,258	$(203)	(4.8)%
Envometinib (IMM-6-415)	4	1,624	(1,620)	(99.8)%
Other programs	2,020	1,242	778	62.6%
Indirect research and development expenses:
Employee-related costs	3,509	3,223	286	8.9%
Stock-based compensation expense	670	733	(63)	(8.6)%
Facilities and other expenses	325	331	(6)	(1.8)%
Depreciation/amortization	62	61	1	1.6%

Total research and development	$10,645	$11,472	$(827)	(7.2)%
Research and development expenses decreased by approximately $0.8 million, or 7.2%, to approximately $10.6 million for the three months ended March 31, 2026, as compared to approximately $11.5 million for the three months ended March 31, 2025. The decrease of approximately $0.8 million was primarily due to a decrease in direct costs of $1.0 million, primarily driven by a $1.6 million decrease in expenses related to the envometinib program due to the Company's prioritization of the atebimetinib program, in addition to a $0.2 million decrease in expenses related to atebimetinib due to the timing of expenses related to the initiation of the MAPKeeper 301 trial. The decrease to research and development expenses was offset by increased preclinical spend of approximately $0.8 million, driven by development pipeline activities, and by an increase in indirect expenses of approximately $0.2 million, primarily driven by increased employee-related costs of $0.3 million, further offset by stock-based compensation costs of $0.1 million, in addition to depreciation/amortization and facilities and other expenses of $5 thousand.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Employee-related costs	$2,559	$2,156	$403	18.7%
Stock-based compensation expense	966	959	7	0.7%
Professional fees	821	629	192	30.5%
Facilities and other allocated expenses	64	59	5	8.5%
Other	272	203	69	34.0%

Total general and administrative	$4,682	$4,006	$676	16.9%
General and administrative expenses increased by approximately $0.7 million, or 16.9%, to approximately $4.7 million for the three months ended March 31, 2026, as compared to approximately $4.0 million for the three months ended March 31, 2025. The increase of approximately $0.7 million was primarily driven by a $0.4 million increase in employee-related costs, a $0.2 million increase in professional fees for accounting, auditing and legal services, and a $0.1 million increase in other expenses, stock-based compensation, and facilities and other allocated expenses, in the aggregate.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 for the three months ended March 31, 2026 and 2025. This amortization is related to the technology acquired from the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income from the interest earned on our cash, cash equivalents and marketable securities balances increased by approximately $0.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven primarily by an increased total cash balance resulting from various financing events in August and September 2025.
Other income for the three months ended March 31, 2026 was $0.5 million, compared to no other income for the three months ended March 31, 2025. This was primarily driven by the accretion of marketable securities during the three months ended March 31, 2026. There were no marketable securities as of March 31, 2025.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, warrants exercisable for common stock, and the exercise of stock options.
As of March 31, 2026, we had an accumulated deficit of $293.8 million and $198.6 million in cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

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

On August 10, 2022, we entered into the 2022 Sales Agreement with the Sales Agent to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through the 2022 ATM Program. We did not sell any shares of common stock under the 2022 ATM Program during the three months ended March 31, 2026. We sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three months ended March 31, 2025. In August 2025, the 2022 Shelf Registration Statement and the 2022 ATM Program expired, and the 2022 Sales Agreement was terminated.
On August 13, 2025, we entered into the 2025 Sales Agreement with the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100 million, from time to time, through the 2025 ATM Program. In connection with the September 2025 Offering, we: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by the Reduced Amount, resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. We did not sell any shares of common stock under the 2025 ATM Program during the three months ended March 31, 2026 or March 31, 2025, respectively.
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of March 31, 2026, no Purchase Warrants had been exercised. As of March 31, 2026, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
On September 24, 2025, we entered into the September 2025 Purchase Agreement with Aventis, a wholly-owned subsidiary of Sanofi, pursuant to which we agreed to sell securities to Aventis in the September 2025 Private Placement. The September 2025 Purchase Agreement provided for the sale and issuance by us to Aventis of an aggregate of 2,708,559 shares of our common stock at a purchase price of $9.23 per share. We received aggregate net proceeds of $23.4 million from the September 2025 Private Placement, after deducting placement agent discounts and commissions of $1.5 million and placement costs of $0.1 million. The September 2025 Private Placement closed on September 26, 2025.

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
As of March 31, 2026, we had contractual obligations related to various leases of $0.6 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029, $0.9 million for 2030 and $1.2 million for the periods thereafter.

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

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,433)	$(14,081)
Investing activities	(63,071)	(9)
Financing activities	181	13,811

Net decrease in cash and cash equivalents	$(81,323)	$(279)
Net Cash Used in Operating Activities
During the three months ended March 31, 2026, operating activities used approximately $18.4 million of cash, primarily resulting from our net loss of approximately $13.5 million and changes in assets and liabilities of $6.4 million, partially offset by stock-based compensation expense of approximately $1.6 million, depreciation of approximately $0.1 million and the reduction in carrying amount of right-of-use assets of approximately $0.1 million.
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
Net Cash Used in Investing Activities
During the three months ended March 31, 2026, investing activities used approximately $63.1 million of cash, primarily resulting from purchases of marketable securities of $72.0 million and purchases of property and equipment of approximately $80 thousand, offset by maturities of marketable securities of $9.0 million.
During the three months ended March 31, 2025, investing activities used approximately $9 thousand, primarily resulting from purchases of property and equipment of approximately $9 thousand.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was approximately $0.2 million, primarily driven by proceeds of approximately $0.2 million from the sale of common stock pursuant to our employee stock purchase plan and $10 thousand from the exercise of stock options.
During the three months ended March 31, 2025, net cash provided by financing activities was approximately $13.8 million, primarily driven by proceeds of approximately $13.7 million from the sale of common stock under our 2022 ATM program, net of offering expenses, in addition to $0.1 million from the sale of common stock pursuant to our employee stock purchase plan.

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
Based on our currently forecasted operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of May 15, 2026, the issuance date of the interim condensed consolidated financial statements for the three-months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q, management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on 10-K for the fiscal year ending December 31, 2025.
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
As an emerging growth company ("EGC"), under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board, and less extensive disclosure about our executive compensation arrangements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our SVP Finance, Chief Accounting Officer and Treasurer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock, Class A common stock and warrants exercisable for common stock. We have incurred net losses of approximately $13.5 million and $56.0 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $293.8 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting an ongoing Phase 1/2a clinical trial for our product candidate atebimetinib for the treatment of advanced solid tumors and plan to dose the first patient in our MAPKeeper 301 registrational trial in mid-2026. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
As of March 31, 2026, we had $198.6 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our development activities and other operations into 2029. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to Development, Regulatory Approval and Commercialization
The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable with respect to outcomes. If we are ultimately unable to obtain regulatory approval for our product candidates, or to obtain regulatory approval to treat the indications we seek to treat with our product candidates, we will be unable to generate product revenue or the level of planned product revenue and our business will be substantially harmed.
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
As is the case with pharmaceuticals generally, patients have experienced and likely will in the future experience side effects and/or adverse events associated with the use of our product candidates. Results of our preclinical studies and clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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

We have not completed large-scale or pivotal clinical trials nor completed the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often changes during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA, EMA or other applicable regulatory authority policy during the period of drug development, clinical trials and regulatory review.
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
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union ("EU") General Data Protection Regulation ("GDPR") governs certain collection and other processing activities involving personal data about individuals in the European Economic Area ("EEA"). The GDPR imposes substantial fines for breaches and violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, since January 1, 2021, companies have to comply with the GDPR and also the United Kingdom ("UK") GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR.
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
In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, either of which could adversely affect our sales of any product candidate that we potentially commercialize.
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
As of March 31, 2026, we had 55 full-time employees, including 39 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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
Additionally, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See Part I. Item 1C. "Cybersecurity" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information.
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
None.
(c) Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	2/2/2024
4.1	Form of Pre-Funded Warrant	8-K	001-40675	4.1	8/25/2025
4.2	Form of Purchase Warrant	8-K	001-40675	4.2	8/25/2025
10.1#	Immuneering Corporation Non-Employee Director Compensation Program, as amended, effective January 1, 2026	10-K	001-40675	10.15	3/6/2026

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: May 15, 2026	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	SVP Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)