Form 10-Q
period 2026-06-30
Immuneering Corp
filed 2026-08-05
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026 the registrant had 64,697,402 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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
•the timing of the initiation, progress and potential results of our ongoing and planned clinical trials and our research programs, including our ongoing Phase 1/2a clinical trial of atebimetinib and MAPKeeper 301 registrational trial of atebimetinib in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer;
•our ability to successfully complete our clinical trials, including our ongoing Phase 1/2a clinical trial of atebimetinib and MAPKeeper 301 registrational trial of atebimetinib in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer;
•the risk of substantial delays in completing, if at all, the development and commercialization of our current or future product candidates;
•risks related to adverse events, toxicities or other undesirable side effects caused by our current or future product candidates;
•the risk of delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, including in our MAPKeeper 301 registrational trial of atebimetinib in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$41,324,682	$128,645,025
Marketable securities	108,575,637	44,186,244
Prepaids and other current assets	8,090,186	3,414,685
Total current assets	157,990,505	176,245,954

Marketable securities, non-current	32,773,479	44,183,186
Property and equipment, net	879,922	938,481
Goodwill	6,690,431	6,690,431
Intangible asset, net	306,513	321,147
Right-of-use assets	3,136,353	3,322,249
Other assets	278,124	283,562
Total assets	$202,055,327	$231,985,010

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,377,359	$1,542,737
Accrued expenses	4,094,874	7,842,367
Other liabilities	214,461	291,513
Lease liabilities	428,962	397,104
Total current liabilities	8,115,656	10,073,721

Long-term liabilities:
Lease liabilities, net of current portion	3,204,645	3,427,321
Total liabilities	11,320,301	13,501,042
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 64,697,402 and 64,648,230 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	64,697	64,648
Class B common stock, $0.001 par value, 20,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	502,127,975	498,658,072
Accumulated other comprehensive income (loss)	(406,240)	81,332
Accumulated deficit	(311,051,406)	(280,320,084)
Total stockholders' equity	190,735,026	218,483,968
Total liabilities and stockholders' equity	$202,055,327	$231,985,010
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses
Research and development	$13,996,647	$10,454,160	$24,641,869	$21,925,852
General and administrative	4,996,444	4,296,417	9,678,939	8,302,059
Amortization of intangible asset	7,317	7,317	14,633	14,633
Total operating expenses	19,000,408	14,757,894	34,335,441	30,242,544
Loss from operations	(19,000,408)	(14,757,894)	(34,335,441)	(30,242,544)

Other income (expense)
Interest income	1,082,784	324,013	2,443,188	762,532
Other income, net	647,197	—	1,160,931	—
Net loss	$(17,270,427)	$(14,433,881)	$(30,731,322)	$(29,480,012)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.40)	$(0.48)	$(0.82)
Weighted-average common shares outstanding, basic and diluted	64,697,219	35,985,878	64,678,120	35,759,026

Other comprehensive loss:
Unrealized loss from marketable securities	(165,235)	—	(487,572)	—
Comprehensive Loss	$(17,435,662)	$(14,433,881)	$(31,218,894)	$(29,480,012)
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2025	64,648,230	$64,648	—	$—	$498,658,072	$81,332	$(280,320,084)	$218,483,968
Issuance of common stock upon exercise of stock options	4,696	5	—	—	10,430	—	—	10,435
Issuance of common stock through employee stock purchase plan	35,989	36	—	—	170,289	—	—	170,325
Stock-based compensation expense	—	—	—	—	1,636,675	—	—	1,636,675
Net loss	—	—	—	—	—	—	(13,460,895)	(13,460,895)
Other comprehensive loss	—	—	—	—	—	(322,337)		(322,337)
Balance at March 31, 2026	64,688,915	$64,689	—	$—	$500,475,466	$(241,005)	$(293,780,979)	$206,518,171

Issuance of common stock upon exercise of stock options	8,487	8	—	—	24,600	—	—	24,608
Stock-based compensation expense	—	—	—	—	1,627,909	—	—	1,627,909
Net loss	—	—	—	—	—	—	(17,270,427)	(17,270,427)
Other comprehensive income	—	—	—	—	—	(165,235)	—	(165,235)
Balance at June 30, 2026	64,697,402	$64,697	—	$—	$502,127,975	$(406,240)	$(311,051,406)	$190,735,026

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226
Issuance of common stock under at-the-market offering, net of issuance costs	4,836,804	4,837	—	—	13,671,830	—	—	13,676,667
Issuance of common stock through employee stock purchase plan	98,450	98	—	—	133,794	—	—	133,892
Stock-based compensation expense	—	—	—	—	1,692,267	—	—	1,692,267
Net loss	—	—	—	—	—	—	(15,046,132)	(15,046,132)
Balance at March 31, 2025	35,985,702	$35,985	—	$—	$281,148,253	$—	$(239,341,318)	$41,842,920

Issuance of common stock upon exercise of stock options	1,604	2	—	—	2,053	—	—	2,055
Stock-based compensation expense	—	—	—	—	1,524,943	—	—	1,524,943
Net loss	—	—	—	—	—	—	(14,433,881)	(14,433,881)
Balance at June 30, 2025	35,987,306	$35,987	—	$—	$282,675,249	$—	$(253,775,199)	$28,936,037

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(30,731,322)	$(29,480,012)
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	165,856	169,788
Reduction in carrying amount of right-of-use assets	185,896	168,386
Intangible asset amortization	14,633	14,633
Stock-based compensation expense	3,264,584	3,217,210
Net accretion of discount on marketable securities	(983,682)	—
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(4,675,501)	2,072,921
Other assets	5,440	454,058
Increase (decrease) in:
Accounts payable	1,834,622	500,679
Accrued expenses	(3,747,493)	(458,170)
Lease liabilities	(190,818)	(162,298)
Other liabilities	(77,052)	(23,957)
Net cash used in operating activities	(34,934,837)	(23,526,762)
Cash flows from investing activities:
Purchases of property and equipment	(107,297)	(11,061)
Purchases of marketable securities	(83,983,577)	—
Maturities of marketable securities	31,500,000	—
Net cash used in investing activities	(52,590,874)	(11,061)
Cash flows from financing activities:
Proceeds from exercise of stock options	35,043	2,055
Proceeds from issuance of common stock under employee stock purchase plan	170,325	133,892
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	—	13,676,667
Payment of offering and placement costs	—	(64,013)
Net cash provided by financing activities	205,368	13,748,601
Net decrease in cash and cash equivalents	(87,320,343)	(9,789,222)
Cash and cash equivalents at beginning of period	128,645,025	36,144,720
Cash and cash equivalents at end of period	$41,324,682	$26,355,498
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Nature of Business
Immuneering Corporation, a Delaware corporation (“Immuneering” or the “Company”), was incorporated in 2008. Immuneering is a late-stage clinical oncology company seeking to develop medicines for broad populations of cancer patients, with an initial aim to therapeutically address patients harboring RAS and/or RAF mutations. The Company aims to achieve broad activity through Deep Cyclic Inhibition® ("DCI") of the mitogen-activated protein kinase ("MAPK") pathway, impacting cancer cells while sparing healthy cells. Immuneering’s lead product candidate, atebimetinib (also referred to as IMM-1-104), is currently in a Phase 1/2a clinical trial in patients with advanced solid tumors harboring RAS or RAF mutations and in a Phase 3 registrational trial (known as "MAPKeeper 301") in combination with modified gemcitabine/nab-paclitaxel in first-line pancreatic cancer patients. The Company is developing atebimetinib as a once-daily oral therapy, aiming for activity through DCI of the MAPK pathway at the level of mitogen-activated protein kinase kinase ("MEK"). The Company’s development pipeline also includes early-stage programs.

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

On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "2022 Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program (the "2022 ATM Program"). The Company did not sell any shares of common stock under the 2022 ATM Program during the three and six months ended June 30, 2026. The Company sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three and six months ended June 30, 2025.
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
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the "2025 Sales Agreement") with the Sales Agent, to sell shares of its common stock with aggregate gross proceeds of up to $100 million, from time to time, through an “at the market” equity offering program (the "2025 ATM Program"). In connection with the September 2025 Offering (as defined below), the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (the "Reduced Amount"), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. The Company did not sell any shares of common stock under the 2025 ATM Program during the three and six months ended June 30, 2026 or June 30, 2025, respectively.

On August 21, 2025, the Company entered into a Securities Purchase Agreement (the "August 2025 Purchase Agreement") with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in a private placement (the “August 2025 Private Placement”). The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 warrants (the “Purchase Warrants”) to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of cash payment of the $0.001 exercise price for each Pre-Funded Warrant share, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock (the "October 2025 Cashless Exercise"). Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of June 30, 2026, no Purchase Warrants had been exercised. As of June 30, 2026, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
To date, the Company has primarily funded its operations with proceeds from the sale of its capital stock, warrants to purchase stock, and convertible notes. The Company has incurred recurring losses over the past several years and as of June 30, 2026, the Company had an accumulated deficit of $311.1 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.
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
There were no impairments identified for the year ended December 31, 2025 or for the three and six months ended June 30, 2026.
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
Deferred offering costs associated with the 2025 Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the 2025 Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.2 million of deferred offering costs as of June 30, 2026 and $0.2 million as of December 31, 2025.

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

In December 2025, the FASB issued Update ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements". This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity's financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this pronouncement on its financial statements and disclosures.

Note 3 – Marketable Securities
Marketable securities consisted of the following as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$71,374,188	$—	$(144,828)	$71,229,360
Government securities	1,501,367	—	(437)	1,500,930
Debt securities	10,082,683	—	(13,288)	10,069,395
Commercial paper	25,801,487	272	(25,807)	25,775,952
Total current	108,759,725	272	(184,360)	108,575,637

Non-current:
U.S. Treasuries	25,483,202	—	(172,023)	25,311,179
Government securities	7,512,423	—	(50,123)	7,462,300
Total non-current	32,995,625	—	(222,146)	32,773,479
Total marketable securities	$141,755,350	$272	$(406,506)	$141,349,116

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$6,495,181	$5,504	$—	$6,500,685
Government securities	7,943,758	4,742	—	7,948,500
Debt securities	7,628,117	496	(59)	7,628,554
Commercial paper	22,102,080	6,425	—	22,108,505
Total current	44,169,136	17,167	(59)	44,186,244

Non-current:
U.S. Treasuries	37,717,598	58,682	—	37,776,280
Government securities	3,998,584	—	(1,544)	3,997,040
Debt securities	2,406,640	3,226	—	2,409,866
Total non-current	44,122,822	61,908	(1,544)	44,183,186
Total marketable securities	$88,291,958	$79,075	$(1,603)	$88,369,430
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

There were no impairments recorded during the three and six months ended June 30, 2026 or June 30, 2025. Realized gains and losses are included in other income (expense) on the condensed consolidated statements of operations.
During the three and six months ended June 30, 2026 and 2025, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of June 30, 2026 or December 31, 2025.
Note 4 – Fair Value Measurements
The Company records cash equivalents and marketable securities at fair value. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3 – Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing its valuation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2026 and December 31, 2025.
The following table summarizes the Company's cash equivalents measured at fair value on a recurring basis as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$39,079,937	$—	$—	$39,079,937
U.S. Treasuries	1,990,240	—	—	1,990,240
Total cash equivalents	$41,070,177	$—	$—	$41,070,177

Marketable securities:
U.S. Treasuries	$96,540,539	$—	$—	$96,540,539
Government securities	—	8,963,230	—	8,963,230
Debt securities	—	10,069,395	—	10,069,395
Commercial paper	—	25,775,952	—	25,775,952
Total marketable securities	96,540,539	44,808,577	—	141,349,116
Total cash equivalents and marketable securities	$137,610,716	$44,808,577	$—	$182,419,293

The following table summarizes the Company's cash equivalents measured at fair value on a recurring basis as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$105,330,208	$—	$—	$105,330,208
U.S. Treasuries	1,992,340	—	—	1,992,340
Government securities	—	9,222,990	—	9,222,990
Commercial paper	—	11,827,667	—	11,827,667
Total cash equivalents	$107,322,548	$21,050,657	$—	$128,373,205

Marketable securities:
U.S. Treasuries	$44,276,965	$—	$—	$44,276,965
Government securities	—	11,945,540	—	11,945,540
Debt securities	—	10,038,420	—	10,038,420
Commercial paper	—	22,108,505	—	22,108,505
Total marketable securities	44,276,965	44,092,465	—	88,369,430
Total cash equivalents and marketable securities	$151,599,513	$65,143,122	$—	$216,742,635
There have been no changes to the valuation methods during the six months ended June 30, 2026. There were no transfers between Level 1 and Level 2 in either of the periods and the Company had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2026.
Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025

Computer equipment	$718,644	$596,917
Furniture and fixtures	98,628	98,628
Lab equipment	1,315,784	1,309,070
Leasehold improvements	315,297	298,941
Construction in progress	—	37,500
Total	2,448,353	2,341,056
Accumulated depreciation and amortization	(1,568,431)	(1,402,575)
Property and equipment, net	$879,922	$938,481
Depreciation and amortization expense totaled $84,454 and $84,527 for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense totaled $165,856 and $169,788 for the six months ended June 30, 2026 and 2025, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025

Accrued professional services	$261,300	$735,772
Accrued employee expenses	2,473,763	4,245,563
Accrued research and development expenses	1,303,669	2,747,306
Accrued other expenses	56,142	113,726
Total	$4,094,874	$7,842,367
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of June 30, 2026 and December 31, 2025 of which 64,697,402 and 64,648,230 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of June 30, 2026 and December 31, 2025, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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
On August 10, 2022, the Company also entered into the 2022 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the 2022 ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the 2022 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent could terminate the 2022 Sales Agreement upon notice to the other party and subject to other conditions. The Company paid the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2022 Sales Agreement and provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of common stock under the 2022 ATM Program during the three and six months ended June 30, 2026. The Company sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three and six months ended June 30, 2025.
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
On August 13, 2025, the Company also entered into the 2025 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $100 million, from time to time, through the 2025 ATM Program under the 2025 Shelf Registration Statement. Subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the 2025 Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission up to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2025 Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of Class A common stock under the 2025 ATM Program during the three and six months ended June 30, 2026 or June 30, 2025, respectively. In connection with the September 2025 Offering, the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (or the Reduced Amount, as defined above), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. As of June 30, 2026, the Company had aggregate gross sales proceeds capacity of $98.7 million remaining under the 2025 ATM Program.
Issuance costs incurred related to the 2025 Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet at June 30, 2026. The Company had approximately $0.2 million of deferred offering costs as of June 30, 2026 associated with the 2025 Sales Agreement.
August 2025 Private Placement
On August 21, 2025, the Company entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of a cash payment of the $0.001 exercise price for each Pre-Funded Warrant, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock. Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of June 30, 2026, no Purchase Warrants had been exercised. As of June 30, 2026, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.

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

As of June 30, 2026, the Company had 2,848,096 Purchase Warrants issued and outstanding at an exercise price of $5.50 per share to purchase shares of the Company's common stock.
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

Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at June 30, 2026 and June 30, 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net loss	$(17,270,427)	$(14,433,881)	$(30,731,322)	$(29,480,012)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	64,697,219	35,985,878	64,678,120	35,759,026
Net loss per share - basic and diluted	$(0.27)	$(0.40)	$(0.48)	$(0.82)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026	2025

Options to purchase common stock	10,964,703	8,405,372
Purchase warrants	2,848,096	–
Total shares of common stock equivalents	13,812,799	8,405,372
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
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of June 30, 2026, there were 816,942 shares available for future issuance under the 2021 Plan.

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of June 30, 2026, there were 1,460,190 shares of common stock reserved for future issuance under the 2021 ESPP and 566,900 shares had been granted or purchased under the 2021 ESPP.
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
During the three and six months ended June 30, 2026, the Company recognized incremental stock-based compensation expense of $21 thousand and $46 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2025, the Company recognized incremental stock-based compensation expense of $78 thousand and $160 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss.

On March 20, 2025, the Company’s Board of Directors adopted the Immuneering Corporation 2025 Employment Inducement Award Plan (as amended to date, the "Inducement Award Plan"), without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the Inducement Award Plan was initially equal to 500,000 shares. On June 11, 2026, the Company's Board of Directors authorized an amendment to the Inducement Award Plan to increase the number of shares reserved for issuance under the Inducement Award Plan to 2,000,000 shares. Shares issued under the Inducement Award Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the Inducement Award Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the Inducement Award Plan. As of June 30, 2026, there were 1,882,000 shares available for future issuance under the Inducement Award Plan.
The Company recognized stock-based compensation expense of $1,627,909 and $3,264,583 during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1,524,943 and $3,217,210, respectively. As of June 30, 2026, compensation expense remaining to be recognized for outstanding stock options was $12,146,420 and to be recognized over a weighted-average period of 2.73 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the six months ended June 30, 2026, the Company granted 2,993,621 shares of stock options at a weighted-average grant date fair value of $4.87.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

Weighted-average risk-free interest rate	3.68% - 4.36%	4.01% - 4.55%
Expected term (in years)	5.49 - 10.00	5.51 - 10.00
Expected dividend yield	0%	0%
Expected volatility	66.85% - 70.13%	65.86% - 67.33%
The following table summarizes the stock option activity during the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	8,250,958	$3.83
Granted	2,993,621	4.87
Exercised	(13,183)	2.66
Cancelled	(266,693)	3.68
Outstanding at June 30, 2026	10,964,703	$4.12	7.24	$15,213,701

Vested and exercisable at June 30, 2026	6,390,539	$4.26	6.00	$10,040,749

For the three and six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development	$662,580	$610,369	$1,332,985	$1,343,405
General and administrative	965,329	914,574	1,931,598	1,873,805
Total	$1,627,909	$1,524,943	$3,264,583	$3,217,210
Note 10 – Commitments and Contingencies
Operating Leases
The Company leases 38,613 square feet of office and laboratory space in San Diego, California, under a lease that terminates on April 30, 2032. As of June 30, 2026, the right-of-use asset balance associated with this lease was $3,136,353.
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
As of June 30, 2026, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts and New York, New York were $53,280 due in 2026.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at June 30, 2026 were as follows:

Amount
Remainder of 2026	$383,775
2027	784,737
2028	808,278
2029	832,527
2030	857,496
Thereafter	1,184,208
Total future lease payments	4,851,021
Less: imputed interest	(1,217,414)
Total lease liabilities	$3,633,607
Lease liabilities	$428,962
Lease liabilities, net of current portion	3,204,645
Total lease liabilities	$3,633,607

Quantitative information regarding the Company’s leases for the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026	June 30, 2025
Lease costs:
Operating lease cost	$373,180	$373,180
Short-term lease cost	86,856	67,656
Total lease costs	$460,036	$440,836
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$378,102	$367,092
Operating cash flows from short-term leases	86,856	67,656
	$464,958	$434,748
Weighted-average remaining lease term - operating leases	5.84 years	6.84 years
Weighted-average discount rate - operating leases	10.0%	10.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Program expenses(1)
Atebimetinib (IMM-1-104)	$7,262,339	$5,169,330	$11,317,597	$9,427,266
Envometinib (IMM-6-415)	18,255	278,612	22,600	1,902,367
Other programs	2,173,473	1,172,927	4,193,338	2,415,035
Non-program expenses(2)	1,751,748	1,583,015	3,221,300	2,787,399
Employee-related costs	6,082,231	4,944,540	12,150,168	10,323,479
Stock-based compensation expense	1,627,909	1,524,943	3,264,583	3,217,210
Depreciation and amortization	84,454	84,527	165,856	169,788
Other segment items(3)	(1,729,982)	(324,013)	(3,604,121)	(762,532)
Net loss	$17,270,427	$14,433,881	$30,731,321	$29,480,012

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

Our lead product candidate, atebimetinib (IMM-1-104), is an oral, once-daily Deep Cyclic Inhibitor of MEK, designed to improve durability and tolerability across many cancer indications, including MAPK pathway-driven tumors such as pancreatic cancer. We are currently conducting a Phase 3 clinical trial of atebimetinib, which we call the MAPKeeper 301 trial, to evaluate atebimetinib in combination with mGnP in first-line pancreatic cancer patients. We dosed the first patient in the MAPKeeper 301 trial in June 2026.

MAPKeeper 301 is a global Phase 3 registrational trial to evaluate atebimetinib (320 mg once-daily) in combination with mGnP, compared to standard of care GnP alone, in first-line metastatic PDAC. The primary endpoint of MAPKeeper 301 is overall survival, and secondary endpoints include progression-free survival, overall response rate, disease control rate, and quality of life measurements. We plan to enroll a total of approximately 510 patients in MAPKeeper 301, divided equally across the two arms.

In January 2026, we announced positive interim response and safety data from our ongoing Phase 2a clinical trial arm evaluating atebimetinib in combination with mGnP in first-line pancreatic cancer patients (the "Phase 2 mGnP Arm"), which is part of our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced solid tumors.

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

In June 2026, we announced further positive interim response and safety data from the Phase 2 mGnP Arm. We announced that, as of a cutoff date of April 24, 2026 (the “Cutoff Date”), 17.3 month median overall survival (“mOS”) was observed in the intent-to-treat population of 55 patients dosed at the 320 mg once-daily dose level of atebimetinib in combination with mGnP (the “320 mg ITT Population”), with median follow-up time of 11.6 months. The standard of care (described below) reported a 8.5 month mOS. As of the Cutoff Date, the median progression free survival ("mPFS") of the 320 mg ITT Population was 8.3 months. As of the Cutoff Date, in response evaluable patients from the 320 mg ITT Population, a 36% (18/50 patients) overall response rate ("ORR") and 82% (41/50 patients) disease control rate ("DCR") was observed. Additionally, as of the Cutoff Date, among the subset of patients from the 320 mg ITT Population for which sufficient weight stability data was available, 84% of such patients either gained weight or else were within 5% of original recorded baseline weight. The reported data included patients from same patient cohort (N=34) as we previously reported in January 2026, as well as an additional 21 patients, together comprising the full 320 mg ITT Population. The estimates of (and other references to) standard of care set forth above with respect to mOS data were reported out directly from the publicly available third-party MPACT pivotal trial data for gemcitabine/nab-paclitaxel. Our Phase 1/2a clinical trial of atebimetinib does not include a head-to-head comparison against any other agents, and caution should be exercised when comparing data across trials.

We also announced that, as of the Cutoff Date, atebimetinib in combination with mGnP continued to be generally well tolerated. As of the Cutoff Date, Grade ≥ 3 treatment-emergent adverse events (“TEAEs”) observed in 10% or greater of patients in the 320 mg ITT Population consisted of Anemia (nine patients or 16%) and Neutropenia (ten patients or 18%). Grade ≥ 3 TEAEs observed in less than 10% of patients in the 320 mg ITT Population included Rash (5%), Fatigue (2%), Vomiting (2%), and Oedema Peripheral (2%). No Grade 5 TEAEs were observed in this patient population and no new safety signals were identified.

We expect the following anticipated milestones:

•in the second half of 2026, dosing the first patient in a clinical trial of atebimetinib in combination with Libtayo® in non-small cell lung cancer patients, with a preliminary data readout expected in late-2027;
•in the fourth quarter of 2026, additional pre-clinical data of atebimetinib in combination with anti-PD-1 in non-small cell lung cancer;
•in mid-2027, beginning IND-enabling studies for our next DCI product candidate program; and
•in mid-2028, providing a topline data readout from the MAPKeeper 301 trial.

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
We did not sell any shares of common stock under the 2022 ATM Program during the three and six months ended June 30, 2026. We sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three and six months ended June 30, 2025. We did not sell any shares of common stock under the 2025 ATM Program during the three and six months ended June 30, 2026 or June 30, 2025, respectively.
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of June 30, 2026, no Purchase Warrants had been exercised. As of June 30, 2026, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.

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
Since our inception, we have had significant annual operating losses. Our net loss was approximately $30.7 million for the six months ended June 30, 2026 and approximately $56.0 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of approximately $311.1 million and approximately $182.7 million in cash, cash equivalents and marketable securities.
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
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.
As of August 5, 2026, the issuance date of the interim condensed consolidated financial statements for the three and six-months ended June 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$13,997	$10,454	$3,543	33.9%
General and administrative	4,996	4,296	700	16.3%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	19,000	14,757	4,243	28.8%
Loss from operations	(19,000)	(14,757)	(4,243)	28.8%
Other income (expense)
Interest income	1,083	324	759	234.3%
Other income, net	647	—	647	N/M%
Net loss	$(17,270)	$(14,433)	$(2,837)	19.7%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
Atebimetinib (IMM-1-104)	$7,262	$5,169	$2,093	40.5%
Envometinib (IMM-6-415)	18	279	(261)	(93.5)%
Other programs	2,173	1,178	995	84.5%
Indirect research and development expenses:
Employee-related costs	3,494	2,830	664	23.5%
Stock-based compensation expense	663	610	53	8.7%
Facilities and other expenses	325	327	(2)	(0.6)%
Depreciation/amortization	62	61	1	1.6%

Total research and development	$13,997	$10,454	$3,543	33.9%
Research and development expenses increased by approximately $3.5 million, or 33.9%, to approximately $14.0 million for the three months ended June 30, 2026, as compared to approximately $10.5 million for the three months ended June 30, 2025. The increase of approximately $3.5 million was primarily due to an increase in direct costs of $2.8 million, driven by $2.1 million related to the initiation of the MAPKeeper 301 trial, in addition to increased preclinical spend of approximately $1.0 million, driven by development pipeline activities. The increase in direct research and development expenses was offset by a decrease of approximately $0.3 million in expenses related to the envometinib program, due to the Company's prioritization of the atebimetinib program. The overall increase in research and development expenses was also driven by an increase in indirect expenses of approximately $0.7 million, primarily driven by increased employee-related costs of $0.7 million, increased stock-based compensation costs of $0.1 million, offset by a decrease in depreciation/amortization and facilities and other expenses of $1 thousand.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Employee-related costs	$2,588	$2,114	$474	22.4%
Stock-based compensation expense	965	915	50	5.5%
Professional fees	1,008	942	66	7.0%
Facilities and other allocated expenses	75	67	8	11.9%
Other	360	258	102	39.5%

Total general and administrative	$4,996	$4,296	$700	16.3%
General and administrative expenses increased by approximately $0.7 million, or 16.3%, to approximately $5.0 million for the three months ended June 30, 2026, as compared to approximately $4.3 million for the three months ended June 30, 2025. The increase of approximately $0.7 million was primarily driven by a $0.5 million increase in employee-related costs, a $0.1 million increase in other expenses, primarily consisting of increased software costs supporting the general and administrative functions, and a $0.1 million increase in professional fees, stock-based compensation, and facilities and other allocated expenses, in the aggregate.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 for the three months ended June 30, 2026 and 2025. This amortization is related to the technology acquired from the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income from the interest earned on our cash, cash equivalents and marketable securities balances increased by approximately $0.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven primarily by an increased total cash balance resulting from various financing events in August and September 2025.
Other income for the three months ended June 30, 2026 was $0.6 million, compared to no other income for the three months ended June 30, 2025. This was primarily driven by the accretion of marketable securities during the three months ended June 30, 2026. There were no marketable securities as of June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$24,642	$21,926	$2,716	12.4%
General and administrative	9,679	8,302	1,377	16.6%
Amortization of intangible asset	15	15	—	—%
Total operating expenses	34,336	30,243	4,093	13.5%
Loss from operations	(34,336)	(30,243)	(4,093)	13.5%
Other income (expense)
Interest income	2,443	763	1,680	220.2%
Other income	1,161	—	1,161	N/M%
Net loss	$(30,732)	$(29,480)	$(1,252)	4.2%

Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
atebimetinib (IMM-1-104)	$11,318	$9,427	$1,891	20.1%
IMM-6-415	23	1,902	(1,879)	(98.8)%
Other programs	4,193	2,420	1,773	73.3%
Indirect research and development expenses:
Employee-related costs	7,003	6,053	950	15.7%
Stock-based compensation expense	1,333	1,343	(10)	(0.7)%
Facilities and other expenses	648	658	(10)	(1.5)%
Depreciation/amortization	124	122	2	1.6%

Total research and development	$24,642	$21,925	$2,717	12.4%

Research and development expenses increased by approximately $2.7 million, or 12.4%, to approximately $24.6 million for the six months ended June 30, 2026, as compared to approximately $21.9 million for the six months ended June 30, 2025. The increase of approximately $2.7 million was primarily due to an increase in direct research and development expenses of $1.8 million, driven by a $1.9 million increase in expenses related to the initiation of the MAPKeeper 301 trial, in addition to increased preclinical spend of approximately $1.8 million. This was offset by a decrease of approximately $1.9 million in expenses related to the envometinib program, due to the Company's prioritization of the atebimetinib program. The overall increase to research and development expenses was also driven by an increase of approximately $0.9 million related to indirect research and development expenses. Indirect expenses were driven by an approximate $1.0 million increase associated with employee-related costs, offset by a minor decrease in stock-based compensation expense, depreciation/amortization, and facilities and other expenses, in the aggregate.

General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Employee-related costs	$5,147	$4,271	$876	20.5%
Stock-based compensation expense	1,932	1,874	58	3.1%
Professional fees	1,829	1,569	260	16.6%
Facilities and other allocated expenses	138	126	12	9.5%
Other	633	461	172	37.3%

Total general and administrative	$9,679	$8,301	$1,378	16.6%

General and administrative expenses increased by approximately $1.4 million, or 16.6%, to approximately $9.7 million for the six months ended June 30, 2026, as compared to approximately $8.3 million for the six months ended June 30, 2025. The increase of approximately $1.4 million was due to a $0.9 million increase in employee-related costs, an increase in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.3 million, increased other expenses of approximately $0.2 million, primarily consisting of software costs supporting the general and administrative functions, and increased stock-based compensation costs of approximately $0.1 million.
Amortization of Intangible Asset
Amortization of intangible asset was $14,633 for the six months ended June 30, 2026, and 2025. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income increased by approximately $1.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven primarily by an increased total cash balance resulting from various financing events in August and September 2025.
Other income for the six months ended June 30, 2026 was approximately $1.2 million, compared to no other income for the six months ended June 30, 2025. This was primarily driven by the accretion of marketable securities during the six months ended June 30, 2026. There were no marketable securities as of June 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, warrants exercisable for common stock, and the exercise of stock options.
As of June 30, 2026, we had an accumulated deficit of $311.1 million and $182.7 million in cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities are comprised primarily of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

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
On August 10, 2022, we entered into the 2022 Sales Agreement with the Sales Agent to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through the 2022 ATM Program. We did not sell any shares of common stock under the 2022 ATM Program during the three and six months ended June 30, 2026. We sold 4,836,804 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $2.95, for aggregate gross proceeds of $14.2 million ($13.7 million net of offering expenses) during the three and six months ended June 30, 2025. In August 2025, the 2022 Shelf Registration Statement and the 2022 ATM Program expired, and the 2022 Sales Agreement was terminated.
On August 13, 2025, we entered into the 2025 Sales Agreement with the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100 million, from time to time, through the 2025 ATM Program. In connection with the September 2025 Offering, we: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by the Reduced Amount, resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. We did not sell any shares of common stock under the 2025 ATM Program during the three and six months ended June 30, 2026 or June 30, 2025, respectively.
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of June 30, 2026, no Purchase Warrants had been exercised. As of June 30, 2026, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
As of June 30, 2026, we had contractual obligations related to various leases of $0.4 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029, $0.9 million for 2030 and $1.2 million for the periods thereafter.

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

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our development activities and other operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(34,935)	$(23,527)
Investing activities	(52,591)	(11)
Financing activities	205	13,749

Net decrease in cash and cash equivalents	$(87,321)	$(9,789)
Net Cash Used in Operating Activities
During the six months ended June 30, 2026, operating activities used approximately $34.9 million of cash, primarily resulting from our net loss of approximately $30.7 million, changes in assets and liabilities of $6.9 million, and accretion of discount of marketable securities of $0.9 million. This was partially offset by stock-based compensation expense of approximately $3.3 million, depreciation of approximately $0.2 million and the reduction in carrying amount of right-of-use assets of approximately $0.2 million.
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
Net Cash Used in Investing Activities
During the six months ended June 30, 2026, investing activities used approximately $52.6 million of cash, primarily resulting from purchases of marketable securities of $84.0 million and purchases of property and equipment of approximately $0.1 million, offset by maturities of marketable securities of $31.5 million.
During the six months ended June 30, 2025, investing activities used approximately $11 thousand, primarily resulting from purchases of property and equipment of approximately $11 thousand.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was approximately $0.2 million, primarily driven by proceeds of approximately $0.2 million from the sale of common stock pursuant to our employee stock purchase plan and $35 thousand from the exercise of stock options.
During the six months ended June 30, 2025, net cash provided by financing activities was approximately $13.7 million, primarily driven by proceeds of approximately $13.7 million from the sale of common stock under the 2022 ATM Program, net of issuance costs, in addition to $0.2 million from the Company's employee stock purchase plan and exercise of stock options. This was partially offset by payments of offering costs of $0.1 million

Future Funding Requirements
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:
•the costs and results of our ongoing clinical trials for atebimetinib, and potential future clinical trials for atebimetinib and our other product candidates;
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
Based on our currently forecasted operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of August 5, 2026, the issuance date of the interim condensed consolidated financial statements for the three and six-months ended June 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q, management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late-stage clinical oncology company with a limited operating history in developing pharmaceutical products which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to providing computational biology services to pharmaceutical and biotechnology companies, organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking research and preclinical studies and clinical trials of our product candidates, including our ongoing clinical trials of atebimetinib (also referred to as IMM-1-104) for the treatment of advanced solid tumors. We have not yet demonstrated our ability to successfully complete any registrational clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new pharmaceutical products than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock, Class A common stock and warrants exercisable for common stock. We have incurred net losses of approximately $30.7 million and $56.0 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $311.1 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting clinical trials for our product candidate atebimetinib for the treatment of advanced solid tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•advance the development of our current and future product candidates, including atebimetinib, through preclinical and clinical development, and, if approved by the FDA, EMA or other comparable foreign regulatory authorities, commercialization;
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

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we may obtain regulatory approval, achieving market acceptance of any such approved products and receiving reimbursements in amounts above our costs. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product candidate development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, EMA or other regulatory authorities to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our ongoing preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct preclinical studies and clinical trials, including any registrational trials, and seek marketing approval for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to continue to incur the costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations in the future.
As of June 30, 2026, we had $182.7 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our development activities and other operations into 2029. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timeline, cost and results of our clinical trials for our product candidates, including our ongoing registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer;
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
We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
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
We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval, including, for example, our registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer. We cannot be certain that our ongoing or planned clinical trials or any future clinical trials will be successful. For example, in April 2025 we paused further internal advancement of envometinib (IMM-6-415) and the related Phase 1/2a clinical trial. Further, it is possible that the FDA may refuse to accept, or be delayed in accepting, any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for applications in foreign jurisdictions with comparable regulatory agencies, including without limitation the EMA.

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
Further, conducting clinical trials (such as MAPKeeper 301) in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, including with respect to healthcare, cybersecurity and data privacy matters, as well as political and economic risks or military conflicts relevant to such foreign countries.
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
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future or later-stage clinical trials, such as our registrational trial of atebimetinib in combination with mGnP in first-line pancreatic cancer, will be successful. We do not know whether any of our product candidates will perform in current or future clinical trials as they have performed in preclinical studies or prior clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.

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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we disclosed updated interim safety and efficacy data from the Phase 2a portion of our ongoing Phase 1/2a clinical trial of atebimetinib in June 2026. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between top-line, preliminary and/or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the trading price of our Class A common stock.
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
We are early in our development efforts and we have not yet completed a Phase 3 clinical trial for our lead product candidate atebimetinib. Further, we have only disclosed interim Phase 2a data for atebimetinib, and in April 2025 we paused further internal advancement of envometinib and the related Phase 1/2a clinical trial. Our other product candidates are in earlier stages of drug development. We have invested substantially all of our efforts and financial resources in the identification of targets, preclinical and clinical development of small molecules targeting the MAPK and other pathways in cancer therapy.
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
•the successful initiation, patient enrollment and completion on a timely basis of our ongoing and any future clinical trials (including our ongoing registrational trial of atebimetinib in combination with mGnP in pancreatic cancer), despite any delays including those arising out of ongoing or future pandemics, or other widespread adverse health events;
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
Our future results of operations are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in preclinical studies and clinical trial development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or earlier clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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
We conduct clinical trial operations at U.S. and international sites. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any other comparable foreign regulatory authority does not accept such data, it could result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our current or future product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
As of June 30, 2026, we had 57 full-time employees, including 42 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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
Our current international operations relate primarily to clinical trial activities, but our business plans incorporate potential international expansion, for example including the potential engagement with a collaborator based internationally, or upon any of our product candidates receiving regulatory approval (which may never occur). Doing business internationally involves a number of risks, including but not limited to:
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
None.
(c) Insider Trading Arrangements and Policies
During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	2/2/2024
4.1	Form of Pre-Funded Warrant	8-K	001-40675	4.1	8/25/2025
4.2	Form of Purchase Warrant	8-K	001-40675	4.2	8/25/2025
10.1#	Employment Agreement, dated June 10, 2026, by and between Andrew Gengos and Immuneering Corporation					*

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2#	Immuneering Corporation 2025 Employment Inducement Award Plan and forms of award agreements thereunder, as amended, effective June 11, 2026					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: August 5, 2026	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 5, 2026	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	SVP Finance, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)