Form 10-Q
period 2026-09-30
Immuneering Corp
filed 2026-10-29
CIK 1790340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026 the registrant had 64,763,155 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 0 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$58,226,805	$128,645,025
Marketable securities	87,178,645	44,186,244
Prepaids and other current assets	5,305,154	3,414,685
Total current assets	150,710,604	176,245,954

Marketable securities, non-current	20,712,253	44,183,186
Property and equipment, net	808,952	938,481
Goodwill	6,690,431	6,690,431
Intangible asset, net	299,197	321,147
Right-of-use assets	3,039,783	3,322,249
Other assets	299,827	283,562
Total assets	$182,561,047	$231,985,010

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,758,219	$1,542,737
Accrued expenses	7,498,137	7,842,367
Other liabilities	89,419	291,513
Lease liabilities	445,496	397,104
Total current liabilities	10,791,271	10,073,721

Long-term liabilities:
Lease liabilities, net of current portion	3,089,079	3,427,321
Total liabilities	13,880,350	13,501,042
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; 0 shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2026 and December 31, 2025; 64,763,155 and 64,648,230 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	64,763	64,648
Class B common stock, $0.001 par value, 20,000,000 shares authorized at September 30, 2026 and December 31, 2025; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	504,409,076	498,658,072
Accumulated other comprehensive income (loss)	(549,153)	81,332
Accumulated deficit	(335,243,989)	(280,320,084)
Total stockholders' equity	168,680,697	218,483,968
Total liabilities and stockholders' equity	$182,561,047	$231,985,010
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses
Research and development	$20,721,243	$10,867,983	$45,363,112	$32,793,835
General and administrative	5,059,459	4,505,406	14,738,398	12,807,465
Amortization of intangible asset	7,317	7,317	21,950	21,950
Total operating expenses	25,788,019	15,380,706	60,123,460	45,623,250
Loss from operations	(25,788,019)	(15,380,706)	(60,123,460)	(45,623,250)

Other income (expense)
Interest income	1,204,598	415,831	3,647,786	1,178,362
Other income, net	390,838	—	1,551,769	—
Net loss	$(24,192,583)	$(14,964,875)	$(54,923,905)	$(44,444,888)

Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.38)	$(0.85)	$(1.20)
Weighted-average common shares outstanding, basic and diluted	64,714,194	39,670,095	64,690,275	37,077,041

Other comprehensive loss:
Unrealized loss from marketable securities	(142,913)	—	(630,485)	—
Comprehensive Loss	$(24,335,496)	$(14,964,875)	$(55,554,390)	$(44,444,888)
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2025	64,648,230	$64,648	—	$—	$498,658,072	$81,332	$(280,320,084)	$218,483,968
Issuance of common stock upon exercise of stock options	4,696	5	—	—	10,430	—	—	10,435
Issuance of common stock through employee stock purchase plan	35,989	36	—	—	170,289	—	—	170,325
Stock-based compensation expense	—	—	—	—	1,636,675	—	—	1,636,675
Net loss	—	—	—	—	—	—	(13,460,895)	(13,460,895)
Other comprehensive loss	—	—	—	—	—	(322,337)	—	(322,337)
Balance at March 31, 2026	64,688,915	$64,689	—	$—	$500,475,466	$(241,005)	$(293,780,979)	$206,518,171

Issuance of common stock upon exercise of stock options	8,487	8	—	—	24,600	—	—	24,608
Stock-based compensation expense	—	—	—	—	1,627,909	—	—	1,627,909
Net loss	—	—	—	—	—	—	(17,270,427)	(17,270,427)
Other comprehensive loss	—	—	—	—	—	(165,235)	—	(165,235)
Balance at June 30, 2026	64,697,402	$64,697	—	$—	$502,127,975	$(406,240)	$(311,051,406)	$190,735,026

Issuance of common stock upon exercise of stock options	26,766	27	—	—	73,010	—	—	73,037
Issuance of common stock through employee stock purchase plan	38,987	39	—	—	147,098	—	—	147,137
Stock-based compensation expense	—	—	—	—	2,060,993	—	—	2,060,993
Net loss	—	—	—	—	—	—	(24,192,583)	(24,192,583)
Other comprehensive loss	—	—	—	—	—	(142,913)	—	(142,913)
Balance at September 30, 2026	64,763,155	$64,763	—	$—	$504,409,076	$(549,153)	$(335,243,989)	$168,680,697

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance at December 31, 2024	31,050,448	$31,050	—	$—	$265,650,362	$—	$(224,295,186)	$41,386,226
Issuance of common stock under at-the-market offering, net of issuance costs	4,836,804	4,837	—	—	13,671,830	—	—	13,676,667
Issuance of common stock through employee stock purchase plan	98,450	98	—	—	133,794	—	—	133,892
Stock-based compensation expense	—	—	—	—	1,692,267	—	—	1,692,267
Net loss	—	—	—	—	—	—	(15,046,132)	(15,046,132)
Balance at March 31, 2025	35,985,702	$35,985	—	$—	$281,148,253	$—	$(239,341,318)	$41,842,920

Issuance of common stock upon exercise of stock options	1,604	2	—	—	2,053	—	—	2,055
Stock-based compensation expense	—	—	—	—	1,524,943	—	—	1,524,943
Net loss	—	—	—	—	—	—	(14,433,881)	(14,433,881)
Balance at June 30, 2025	35,987,306	$35,987	—	$—	$282,675,249	$—	$(253,775,199)	$28,936,037

Issuance of common stock upon exercise of stock options	47,221	47	—	—	136,598	—	—	136,645
Issuance of common stock through employee stock purchase plan	201,693	202	—	—	287,816	—	—	288,018
Issuance of common stock under at-the-market offering, net of issuance costs	327,355	327	—	—	1,343,052	—	—	1,343,379
Issuance of common stock, pre-funded warrants, and common stock warrants through private placement, net of $1.6 million offering costs	5,251,349	5,251	—	—	23,388,922	—	—	23,394,173
Issuance of common stock through public offering, net of commissions, underwriting discounts and $0.4 million in offering costs	18,959,914	18,960	—	—	164,068,015	—	—	164,086,975
Issuance of common stock through private placement with Aventis Inc., net of $0.1 million in offering costs.	2,708,559	2,709	—	—	23,297,291	—	—	23,300,000
Stock-based compensation expense	—	—	—	—	1,456,080	—	—	1,456,080
Net loss	—	—	—	—	—	—	(14,964,875)	(14,964,875)
Balance at September 30, 2025	63,483,397	$63,483	—	$—	$496,653,023	$—	$(268,740,074)	$227,976,432

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

IMMUNEERING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(54,923,905)	$(44,444,888)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	251,983	248,628
Reduction in carrying amount of right-of-use assets	282,466	255,660
Intangible asset amortization	21,950	21,950
Stock-based compensation expense	5,325,576	4,673,290
Net accretion of discount on marketable securities	(1,343,376)	—
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(1,697,830)	1,904,097
Other assets	(16,265)	802,848
Increase (decrease) in:
Accounts payable	1,215,482	(474,214)
Accrued expenses	(344,229)	1,908,736
Lease liabilities	(289,849)	(246,528)
Other liabilities	(202,094)	(153,576)
Net cash used in operating activities	(51,720,091)	(35,503,997)
Cash flows from investing activities:
Purchases of property and equipment	(122,455)	(18,316)
Purchases of marketable securities	(84,176,216)	—
Maturities of marketable securities	65,175,000	—
Net cash used in investing activities	(19,123,671)	(18,316)
Cash flows from financing activities:
Proceeds from exercise of stock options	108,080	138,700
Proceeds from issuance of common stock under employee stock purchase plan	317,462	421,910
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	—	15,020,046
Proceeds from sale of common stock, prefunded warrants and common stock warrants through private placement	—	24,998,919
Proceeds from public offering of common stock, net of commissions and underwriting	—	164,500,006
Proceeds from issuance of common stock through private placement with Aventis Inc	—	25,000,000
Payment of offering and placement costs	—	(3,138,911)
Net cash provided by financing activities	425,542	226,940,670
Net increase (decrease) in cash and cash equivalents	(70,418,220)	191,418,357
Cash and cash equivalents at beginning of period	128,645,025	36,144,720
Cash and cash equivalents at end of period	$58,226,805	$227,563,077
Supplemental disclosures of noncash information:
Offering and placement costs included in accounts payable/accrued expenses	$—	$845,933
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

On August 10, 2022, the Company entered into an Equity Distribution Agreement (the "2022 Sales Agreement") with Piper Sandler & Co (the "Sales Agent"), to sell shares of its common stock with aggregate gross proceeds of up to $50 million, from time to time, through an “at the market” equity offering program (the "2022 ATM Program"). The Company did not sell any shares of common stock under the 2022 ATM Program during the three and nine months ended September 30, 2026. The Company sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended September 30, 2025. The Company sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025.
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

On August 13, 2025, the Company entered into an Equity Distribution Agreement (the "2025 Sales Agreement") with the Sales Agent, to sell shares of its common stock with aggregate gross proceeds of up to $100 million, from time to time, through an “at the market” equity offering program (the "2025 ATM Program"). In connection with the September 2025 Offering (as defined below), the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (the "Reduced Amount"), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. The Company did not sell any shares of common stock under the 2025 ATM Program during the three and nine months ended September 30, 2026 or September 30, 2025, respectively.
On August 21, 2025, the Company entered into a Securities Purchase Agreement (the "August 2025 Purchase Agreement") with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in a private placement (the “August 2025 Private Placement”). The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 warrants (the “Purchase Warrants”) to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of cash payment of the $0.001 exercise price for each Pre-Funded Warrant share, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock (the "October 2025 Cashless Exercise"). Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2026, no Purchase Warrants had been exercised. As of September 30, 2026, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
To date, the Company has primarily funded its operations with proceeds from the sale of its capital stock, warrants to purchase stock, and convertible notes. The Company has incurred recurring losses over the past several years and as of September 30, 2026, the Company had an accumulated deficit of $335.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

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
There were no impairments identified for the year ended December 31, 2025 or for the three and nine months ended September 30, 2026.

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
Deferred offering costs associated with the 2025 Sales Agreement are reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the 2025 Sales Agreement. Any remaining deferred costs will be expensed to the statement of operations should the planned offering be abandoned. The Company had approximately $0.2 million of deferred offering costs as of September 30, 2026 and $0.2 million as of December 31, 2025.
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
Note 3 – Marketable Securities
Marketable securities consisted of the following as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$64,528,277	$—	$(248,707)	$64,279,570
Debt securities	6,434,040	—	(14,507)	6,419,533
Commercial paper	16,498,744	—	(19,202)	16,479,542
Total current	87,461,061	—	(282,416)	87,178,645

Non-current:
U.S. Treasuries	13,468,760	—	(166,402)	13,302,358
Government securities	7,510,256	—	(100,361)	7,409,895
Total non-current	20,979,016	—	(266,763)	20,712,253
Total marketable securities	$108,440,077	$—	$(549,179)	$107,890,898

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Current:
U.S. Treasuries	$6,495,181	$5,504	$—	$6,500,685
Government securities	7,943,758	4,742	—	7,948,500
Debt securities	7,628,117	496	(59)	7,628,554
Commercial paper	22,102,080	6,425	—	22,108,505
Total current	44,169,136	17,167	(59)	44,186,244

Non-current:
U.S. Treasuries	37,717,598	58,682	—	37,776,280
Government securities	3,998,584	—	(1,544)	3,997,040
Debt securities	2,406,640	3,226	—	2,409,866
Total non-current	44,122,822	61,908	(1,544)	44,183,186
Total marketable securities	$88,291,958	$79,075	$(1,603)	$88,369,430

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
There were no impairments recorded during the three and nine months ended September 30, 2026 or September 30, 2025. Realized gains and losses are included in other income (expense) on the condensed consolidated statements of operations.
During the three and nine months ended September 30, 2026 and 2025, the Company recognized no year-to-date credit loss related to its short-term investments, and had no allowance for credit loss recorded as of September 30, 2026 or December 31, 2025.
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
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing its valuation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2026 and December 31, 2025.

The following table summarizes the Company's cash equivalents measured at fair value on a recurring basis as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$55,476,703	$—	$—	$55,476,703
Commercial paper	—	2,494,800	—	2,494,800
Total cash equivalents	$55,476,703	$2,494,800	$—	$57,971,503

Marketable securities:
U.S. Treasuries	$77,581,928	$—	$—	$77,581,928
Government securities	—	7,409,895	—	7,409,895
Debt securities	—	6,419,533	—	6,419,533
Commercial paper	—	16,479,542	—	16,479,542
Total marketable securities	77,581,928	30,308,970	—	107,890,898
Total cash equivalents and marketable securities	$133,058,631	$32,803,770	$—	$165,862,401
The following table summarizes the Company's cash equivalents measured at fair value on a recurring basis as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market	$105,330,208	$—	$—	$105,330,208
U.S. Treasuries	1,992,340	—	—	1,992,340
Government securities	—	9,222,990	—	9,222,990
Commercial paper	—	11,827,667	—	11,827,667
Total cash equivalents	$107,322,548	$21,050,657	$—	$128,373,205

Marketable securities:
U.S. Treasuries	$44,276,965	$—	$—	$44,276,965
Government securities	—	11,945,540	—	11,945,540
Debt securities	—	10,038,420	—	10,038,420
Commercial paper	—	22,108,505	—	22,108,505
Total marketable securities	44,276,965	44,092,465	—	88,369,430
Total cash equivalents and marketable securities	$151,599,513	$65,143,122	$—	$216,742,635
There have been no changes to the valuation methods during the nine months ended September 30, 2026. There were no transfers between Level 1 and Level 2 in either of the periods and the Company had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2026.

Note 5 – Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025

Computer equipment	$733,801	$596,917
Furniture and fixtures	98,628	98,628
Lab equipment	1,315,784	1,309,070
Leasehold improvements	315,297	298,941
Construction in progress	—	37,500
Total	2,463,510	2,341,056
Accumulated depreciation and amortization	(1,654,558)	(1,402,575)
Property and equipment, net	$808,952	$938,481
Depreciation and amortization expense totaled $86,127 and $78,841 for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense totaled $251,983 and $248,628 for the nine months ended September 30, 2026 and 2025, respectively.

Note 6 – Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025

Accrued professional services	$252,372	$735,772
Accrued employee expenses	3,532,834	4,245,563
Accrued research and development expenses	3,620,511	2,747,306
Accrued other expenses	92,420	113,726
Total	$7,498,137	$7,842,367
Note 7 - Common Stock
The Company had 200,000,000 authorized shares of Class A common stock, $0.001 par value per share as of September 30, 2026 and December 31, 2025 of which 64,763,155 and 64,648,230 were issued and outstanding, respectively. The holders of Class A common stock are entitled one vote for each share of common stock. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the Preferred Stockholders and on a proportionate basis with holders of Class B common stock.
The Company had 20,000,000 authorized shares of Class B common stock, $0.001 par value per share as of September 30, 2026 and December 31, 2025, of which no shares have been issued nor are outstanding. The holders of Class B common stock have no voting rights. Dividends may be paid when, and if, declared by the Board of Directors, subject to the limitations, powers and preferences granted to the preferred stockholders and on a proportionate basis with holders of Class A common stock.
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

On August 10, 2022, the Company also entered into the 2022 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50 million, from time to time, through the 2022 ATM Program under the 2022 Shelf Registration Statement. Subject to the terms and conditions of the 2022 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent could terminate the 2022 Sales Agreement upon notice to the other party and subject to other conditions. The Company paid the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2022 Sales Agreement and provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of common stock under the 2022 ATM Program during the three and nine months ended September 30, 2026. The Company sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended September 30, 2025. The Company sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025.
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
On August 13, 2025, the Company also entered into the 2025 Sales Agreement with the Sales Agent to sell shares of the Company’s Class A common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $100 million, from time to time, through the 2025 ATM Program under the 2025 Shelf Registration Statement. Subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through the Nasdaq Global Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the 2025 Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission up to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the 2025 Sales Agreement and has provided the Sales Agent with customary indemnification rights. The Company did not sell any shares of Class A common stock under the 2025 ATM Program during the three and nine months ended September 30, 2026 or September 30, 2025, respectively. In connection with the September 2025 Offering, the Company: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by $1,250,007 (or the Reduced Amount, as defined above), resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. As of September 30, 2026, the Company had aggregate gross sales proceeds capacity of $98.7 million remaining under the 2025 ATM Program.
Issuance costs incurred related to the 2025 Sales Agreement are recorded as deferred offering costs and are classified as long-term assets on the balance sheet at September 30, 2026. The Company had approximately $0.2 million of deferred offering costs as of September 30, 2026 associated with the 2025 Sales Agreement.

August 2025 Private Placement
On August 21, 2025, the Company entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which the Company agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by the Company to the purchasers of: (i) an aggregate of 5,251,349 shares of its common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of its common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of its common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant). On October 6, 2025, certain purchasers from the August 2025 Private Placement exercised an aggregate of 1,077,764 Pre-Funded Warrants previously issued to them pursuant to the August 2025 Purchase Agreement. Each such exercise was made pursuant to the cashless exercise provision of the applicable Pre-Funded Warrant, such that an aggregate of 166 shares of common stock were withheld in lieu of a cash payment of the $0.001 exercise price for each Pre-Funded Warrant, and the exercising purchasers were issued an aggregate of 1,077,598 shares of common stock. Following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2026, no Purchase Warrants had been exercised. As of September 30, 2026, the Company had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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

As of September 30, 2026, the Company had 2,848,096 Purchase Warrants issued and outstanding at an exercise price of $5.50 per share to purchase shares of the Company's common stock.

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
Note 8 - Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated at September 30, 2026 and September 30, 2025 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net loss	$(24,192,583)	$(14,964,875)	$(54,923,905)	$(44,444,888)
Denominator - basic and diluted:
Weighted-average common shares outstanding, basic and diluted	64,714,194	39,670,095	64,690,275	37,077,041
Net loss per share - basic and diluted	$(0.37)	$(0.38)	$(0.85)	$(1.20)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) at September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30,
	2026	2025

Options to purchase common stock	11,693,330	8,326,193
Purchase warrants	2,848,096	2,848,096
Total shares of common stock equivalents	14,541,426	11,174,289
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

On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Plan, which became effective on July 29, 2021. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 2,590,000 plus an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors. No more than 15,350,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2021 Plan. In addition, shares subject to stock options issued under the Incentive Plan may become available for issuance under the 2021 Plan to the extent such stock options are canceled, forfeited, exchanged, settled in cash or otherwise terminated. As of September 30, 2026, there were 743,949 shares available for future issuance under the 2021 Plan.
On July 23, 2021, the Company’s Board of Directors adopted, and on July 23, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on July 29, 2021. A total of 250,000 shares of Class A common stock were initially reserved for issuance under this plan. The number of shares of Class A common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as determined by the Board of Directors, provided that not more than 3,340,000 shares of Class A common stock may be issued under the 2021 ESPP. As of September 30, 2026, there were 1,421,203 shares of common stock reserved for future issuance under the 2021 ESPP and 605,887 shares had been granted or purchased under the 2021 ESPP.
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

During the three and nine months ended September 30, 2026, the Company recognized incremental stock-based compensation expense of $20 thousand and $66 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the Company recognized incremental stock-based compensation expense of $32 thousand and $193 thousand, respectively, associated with the repricing which is included in general and administrative and research and development expense in the condensed consolidated statement of operations and comprehensive loss.
On March 20, 2025, the Company’s Board of Directors adopted the Immuneering Corporation 2025 Employment Inducement Award Plan (as amended to date, the "Inducement Award Plan"), without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the Inducement Award Plan was initially equal to 500,000 shares. On June 11, 2026, the Company's Board of Directors authorized an amendment to the Inducement Award Plan to increase the number of shares reserved for issuance under the Inducement Award Plan to 2,000,000 shares. Shares issued under the Inducement Award Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. If an award under the Inducement Award Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised/settled or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the Inducement Award Plan. As of September 30, 2026, there were 1,199,600 shares available for future issuance under the Inducement Award Plan.
The Company recognized stock-based compensation expense of $2,060,993 and $5,325,576 during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $1,456,080 and $4,673,290, respectively. As of September 30, 2026, compensation expense remaining to be recognized for outstanding stock options was $12,748,533 and to be recognized over a weighted-average period of 2.74 years.
The fair value of options granted is calculated on the grant date using the Black-Scholes option valuation model. Prior to the Company’s IPO on August 3, 2021, the Company was a private company and thus lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price. For the nine months ended September 30, 2026, the Company granted 3,755,521 shares of stock options at a weighted-average grant date fair value of $4.85.
The Company used the following assumptions in its application of the Black-Scholes option pricing model for grants during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

Weighted-average risk-free interest rate	3.68% - 5.11%	3.76% - 4.55%
Expected term (in years)	5.49 - 10.00	5.51 - 10.00
Expected dividend yield	0%	0%
Expected volatility	66.85% - 82.80%	65.86% - 67.33%

The following table summarizes the stock option activity during the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	8,250,958	$3.83
Granted	3,755,521	4.85
Exercised	(39,949)	2.71
Cancelled	(273,200)	3.66
Outstanding at September 30, 2026	11,693,330	$4.16	7.18	$9,020,730

Vested and exercisable at September 30, 2026	6,982,192	$4.23	6.01	$6,188,744
For the three and nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense on the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development	$680,180	$602,179	$2,013,165	$1,945,585
General and administrative	1,380,813	853,901	3,312,411	2,727,705
Total	$2,060,993	$1,456,080	$5,325,576	$4,673,290
Note 10 – Commitments and Contingencies
Operating Leases
The Company leases 38,613 square feet of office and laboratory space in San Diego, California, under a lease that terminates on April 30, 2032. As of September 30, 2026, the right-of-use asset balance associated with this lease was $3,039,783.
The Company currently also leases office space in Cambridge, Massachusetts and New York, New York, pursuant to short-term arrangements. In October 2026, the Company executed a one year lease extension for its existing office space in Cambridge, with the new term to commence on December 1, 2026 and end on November 30, 2027. The New York lease was most recently renewed in August 2026, to extend the lease term from October 1, 2026 through September 30, 2027. These lease agreements include or included payments for lease and non-lease components. The Company has elected to not separate such components and these payments were recognized as rent expense.
As of September 30, 2026, total future minimum lease payments for its short-term leases in Cambridge, Massachusetts and New York, New York were $44,837 due in 2026 and $145,483 due in 2027.
Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at September 30, 2026 were as follows:

Amount
Remainder of 2026	$194,724
2027	784,737
2028	808,278
2029	832,527
2030	857,496
Thereafter	1,184,208
Total future lease payments	4,661,970
Less: imputed interest	(1,127,395)
Total lease liabilities	$3,534,575
Lease liabilities	$445,496
Lease liabilities, net of current portion	3,089,079
Total lease liabilities	$3,534,575
Quantitative information regarding the Company’s leases for the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026	September 30, 2025
Lease costs:
Operating lease cost	$559,770	$559,770
Short-term lease cost	130,284	104,084
Total lease costs	$690,054	$663,854
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$567,153	$550,638
Operating cash flows from short-term leases	130,284	104,084
	$697,437	$654,722
Weighted-average remaining lease term - operating leases	5.58 years	6.58 years
Weighted-average discount rate - operating leases	10.0%	10.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Program expenses(1)
atebimetinib (IMM-1-104)	$13,551,216	$5,091,491	$24,868,813	$14,518,757
envometinib (IMM-6-415)	3,135	292,917	32,864	2,195,284
Other programs	2,241,354	1,674,358	6,440,894	4,093,993
Non-program expenses(2)	1,310,934	1,894,410	4,520,103	4,677,209
Employee-related costs	6,534,259	4,892,610	18,683,227	15,216,089
Stock-based compensation expense	2,060,993	1,456,080	5,325,576	4,673,290
Depreciation and amortization expense	86,127	78,841	251,983	248,628
Other segment items(3)	(1,595,435)	(415,832)	(5,199,555)	(1,178,362)
Net loss	$24,192,583	$14,964,875	$54,923,905	$44,444,888

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

MAPKeeper 301 is a global Phase 3 registrational trial to evaluate atebimetinib (320 mg once-daily) in combination with mGnP, compared to standard of care GnP alone, in first-line metastatic PDAC. The primary endpoint of MAPKeeper 301 is overall survival, and secondary endpoints include progression-free survival, overall response rate, disease control rate, and quality of life measurements. We plan to enroll a total of approximately 570 patients in MAPKeeper 301, divided equally across the two arms. In October 2026, we announced an increase in the MAPKeeper 301 enrollment target from 510 to approximately 570 patients and that enrollment was ahead of schedule. We expect to maintain the trial's topline data readout currently planned for mid-2028, with the potential to accelerate the timing of the readout.

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

We expect the following anticipated milestones:

•in the fourth quarter of 2026, dosing the first patient in a clinical trial of atebimetinib in combination with Libtayo® in non-small cell lung cancer patients, with a preliminary data readout expected in late-2027;
•in the fourth quarter of 2026, providing additional pre-clinical data of atebimetinib in combination with anti-PD-1 in non-small cell lung cancer;
•in the first half of 2027, providing additional data from the Phase 2 mGnP Arm;
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
We did not sell any shares of common stock under the 2022 ATM Program during the three and nine months ended September 30, 2026. The Company sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended September 30, 2025. The Company sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025. We did not sell any shares of common stock under the 2025 ATM Program during the three and nine months ended September 30, 2026 or September 30, 2025, respectively.

On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2026, no Purchase Warrants had been exercised. As of September 30, 2026, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
Since our inception, we have had significant annual operating losses. Our net loss was approximately $54.9 million for the nine months ended September 30, 2026 and approximately $56.0 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of approximately $335.2 million and approximately $166.1 million in cash, cash equivalents and marketable securities.
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
Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our development activities and other operations into the fourth quarter of 2028. This update to our cash runway guidance (previously expected into 2029) reflects the anticipated cost impact, among other things, of: a longer than previously projected continuation of our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced solid tumors; the planned increase to and acceleration of the target patient enrollment in the MAPKeeper 301 trial; and commercial readiness activities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

As of October 29, 2026, the issuance date of the interim condensed consolidated financial statements for the three and nine-months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our development activities and other operations into the fourth quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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

We may never succeed in achieving regulatory approval for any of our product candidates. Further, a number of factors, including those outside of our control, could adversely impact the timing and duration of our product candidates’ development, which could increase our research and development expenses. We may obtain unexpected results from our preclinical studies and clinical trials. We have in the past and may in the future elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA, EMA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the advancement of preclinical and clinical development.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$20,721	$10,868	$9,853	90.7%
General and administrative	5,059	4,505	554	12.3%
Amortization of intangible asset	7	7	—	—%
Total operating expenses	25,787	15,380	10,407	67.7%
Loss from operations	(25,787)	(15,380)	(10,407)	67.7%
Other income (expense)
Interest income	1,205	416	789	189.7%
Other income, net	391	—	391	N/M%
Net loss	$(24,191)	$(14,964)	$(9,227)	61.7%
Research and Development
The following table summarizes the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
atebimetinib (IMM-1-104)	$13,551	$5,091	$8,460	166.2%
envometinib (IMM-6-415)	3	293	(290)	(99.0)%
Other programs	2,241	1,674	567	33.9%
Indirect research and development expenses:
Employee-related costs	3,861	2,820	1,041	36.9%
Stock-based compensation expense	680	602	78	13.0%
Facilities and other expenses	322	328	(6)	(1.8)%
Depreciation and amortization expense	63	60	3	5.0%

Total research and development	$20,721	$10,868	$9,853	90.7%
Research and development expenses increased by approximately $9.9 million, or 90.7%, to approximately $20.7 million for the three months ended September 30, 2026, as compared to approximately $10.9 million for the three months ended September 30, 2025. The increase of approximately $9.9 million was primarily due to an increase in direct costs of $8.7 million, driven by $8.5 million related to the conduct of the MAPKeeper 301 trial, in addition to increased preclinical spend of approximately $0.6 million, driven by development pipeline activities. The increase in direct research and development expenses was offset by a decrease of approximately $0.3 million in expenses related to the envometinib program, due to the Company's prioritization of the atebimetinib program. The overall increase in research and development expenses was also driven by an increase in indirect expenses of approximately $1.1 million, primarily driven by increased employee-related costs of $1.0 million, increased stock-based compensation costs of $0.1 million, and an increase in depreciation/amortization and facilities and other expenses of $3 thousand.

General and Administrative
The following table summarizes the components of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Employee-related costs	$2,673	$2,073	$600	28.9%
Stock-based compensation expense	1,381	854	527	61.7%
Professional fees	574	774	(200)	(25.8)%
Facilities and other allocated expenses	80	57	23	40.4%
Other	351	747	(396)	(53.0)%

Total general and administrative	$5,059	$4,505	$554	12.3%
General and administrative expenses increased by approximately $0.6 million, or 12.3%, to approximately $5.1 million for the three months ended September 30, 2026, as compared to approximately $4.5 million for the three months ended September 30, 2025. The increase of approximately $0.6 million was primarily driven by a $0.6 million increase in employee-related costs, a $0.5 million increase in stock-based compensation, and a $23 thousand increase in facilities and other allocated expenses, offset by a decrease in professional fees of $0.2 million and a decrease in other expenses of $0.4 million, with such decreases primarily driven by lower public filing costs associated with the various financing efforts from the prior year.
Amortization of Intangible Asset
Amortization of intangible asset was $7,317 for the three months ended September 30, 2026 and 2025. This amortization is related to the technology acquired from the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income from the interest earned on our cash, cash equivalents and marketable securities balances increased by approximately $0.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, driven primarily by an increased total cash balance resulting from various financing events in August and September 2025.
Other income for the three months ended September 30, 2026 was $0.4 million, compared to no other income for the three months ended September 30, 2025. This was primarily driven by the accretion of marketable securities during the three months ended September 30, 2026. There were no marketable securities as of September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Operating expenses
Research and development	$45,363	$32,794	$12,569	38.3%
General and administrative	14,738	12,807	1,931	15.1%
Amortization of intangible asset	22	22	—	—%
Total operating expenses	60,123	45,623	14,500	31.8%
Loss from operations	(60,123)	(45,623)	(14,500)	31.8%
Other income (expense)
Interest income	3,648	1,178	2,470	209.7%
Other income	1,552	—	1,552	N/M%
Net loss	$(54,923)	$(44,445)	$(10,478)	23.6%

Research and Development
The following table summarizes the components of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Direct research and development expenses by program:
atebimetinib (IMM-1-104)	$24,869	$14,519	$10,350	71.3%
envometinib (IMM-6-415)	33	2,195	(2,162)	(98.5)%
Other programs	6,441	4,094	2,347	57.3%
Indirect research and development expenses:
Employee-related costs	10,863	8,873	1,990	22.4%
Stock-based compensation expense	2,013	1,946	67	3.4%
Facilities and other expenses	958	985	(27)	(2.7)%
Depreciation and amortization expense	186	182	4	2.2%

Total research and development	$45,363	$32,794	$12,569	38.3%
Research and development expenses increased by approximately $12.6 million, or 38.3%, to approximately $45.4 million for the nine months ended September 30, 2026, as compared to approximately $32.8 million for the nine months ended September 30, 2025. The increase of approximately $12.6 million was primarily due to an increase in direct research and development expenses of $10.5 million, driven by a $10.4 million increase in expenses related to the conduct of the MAPKeeper 301 trial, in addition to increased preclinical spend of approximately $2.3 million. This was offset by a decrease of approximately $2.2 million in expenses related to the envometinib program, due to the Company's prioritization of the atebimetinib program. The overall increase to research and development expenses was also driven by an increase of approximately $2.0 million related to indirect research and development expenses. Indirect expenses were driven by an approximately $2.0 million increase associated with employee-related costs, an approximately $0.1 million increase in stock-based compensation expense, and a minor increase in depreciation/amortization and facilities and other expenses, in the aggregate.

General and Administrative
The following table summarizes the components of general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)

Employee-related costs	$7,820	$6,343	$1,477	23.3%
Stock-based compensation expense	3,312	2,728	584	21.4%
Professional fees	2,402	2,343	59	2.5%
Facilities and other allocated expenses	219	183	36	19.7%
Other	985	1,211	(226)	(18.7)%

Total general and administrative	$14,738	$12,808	$1,930	15.1%
General and administrative expenses increased by approximately $1.9 million, or 15.1%, to approximately $14.7 million for the nine months ended September 30, 2026, as compared to approximately $12.8 million for the nine months ended September 30, 2025. The increase of approximately $1.9 million was due to a $1.5 million increase in employee-related costs, an increase in stock-based compensation expense of $0.6 million, an increase in professional fees incurred for accounting, auditing, legal and tax services of approximately $0.1 million, and an increase in facilities and other allocated expenses of $36 thousand, offset by a decrease in other expenses of approximately $0.2 million primarily driven by lower public filing costs associated with the various financing efforts from the prior year.
Amortization of Intangible Asset
Amortization of intangible asset was $21,950 for the nine months ended September 30, 2026, and 2025. This amortization is related to the technology acquired for the BioArkive acquisition completed in December 2021.
Other Income (Expense)
Interest income increased by approximately $2.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by an increased total cash balance resulting from various financing events in August and September 2025.
Other income for the nine months ended September 30, 2026 was approximately $1.6 million, compared to no other income for the nine months ended September 30, 2025. This was primarily driven by the accretion of marketable securities during the nine months ended September 30, 2026. There were no marketable securities as of September 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
We finance our operations through the issuance of convertible notes payable, convertible preferred stock, common stock, warrants exercisable for common stock, and the exercise of stock options.
As of September 30, 2026, we had an accumulated deficit of $335.2 million and $166.1 million in cash, cash equivalents and marketable securities. Cash and cash equivalents are comprised primarily of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, reflected in the change in our outstanding accounts payable and accrued expenses.

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
On August 10, 2022, we entered into the 2022 Sales Agreement with the Sales Agent to sell shares of our common stock with aggregate gross proceeds of up to $50 million, from time to time, through the 2022 ATM Program. We did not sell any shares of common stock under the 2022 ATM Program during the three and nine months ended September 30, 2026. We sold 327,355 shares of common stock under the 2022 ATM Program, at a weighted average price per share of $4.27, for aggregate gross proceeds of $1.4 million ($1.3 million net of offering expenses) during the three months ended September 30, 2025. We sold 5,164,159 shares of common stock under the 2022 ATM program, at a weighted average price per share of $3.03, for aggregate gross proceeds of $15.6 million ($15.0 million net of offering expenses) during the nine months ended September 30, 2025. In August 2025, the 2022 Shelf Registration Statement and the 2022 ATM Program expired, and the 2022 Sales Agreement was terminated.
On August 13, 2025, we entered into the 2025 Sales Agreement with the Sales Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100 million, from time to time, through the 2025 ATM Program. In connection with the September 2025 Offering, we: (i) reduced the maximum aggregate offering price for sales of shares of common stock pursuant to at-the-market transactions under the 2025 ATM Program by the Reduced Amount, resulting in a new maximum aggregate offering price of up to $98,749,993 under the 2025 ATM Program, and (ii) suspended the 2025 ATM Program and terminated the continuous offering under the 2025 ATM Program, in each case, as to the Reduced Amount. We did not sell any shares of common stock under the 2025 ATM Program during the three and nine months ended September 30, 2026 or September 30, 2025, respectively.
On August 21, 2025, we entered into the August 2025 Purchase Agreement with the purchasers party thereto, pursuant to which we agreed to sell securities to such purchasers in the August 2025 Private Placement. The August 2025 Purchase Agreement provided for the sale and issuance by us to the purchasers of: (i) an aggregate of 5,251,349 shares of our common stock at a purchase price of $3.95 per share, (ii) for certain purchasers, in lieu of common stock, an aggregate of 1,077,764 Pre-Funded Warrants to purchase up to the same number of shares of our common stock, and (iii) an aggregate of 2,848,096 Purchase Warrants to purchase up to the same number of shares of our common stock. The Pre-Funded Warrants were issued for a purchase price equating to $3.949 per Pre-Funded Warrant (which was the per share purchase price for the common stock issued in the August 2025 Private Placement, less the $0.001 per share unfunded exercise price for each Pre-Funded Warrant); following the October 2025 Cashless Exercise, no Pre-Funded Warrants remained issued and outstanding. The Purchase Warrants were issued with an exercise price of $5.50 per share; as of September 30, 2026, no Purchase Warrants had been exercised. As of September 30, 2026, we had received aggregate net proceeds of $23.4 million from the August 2025 Private Placement, after deducting placement expenses of $1.6 million. The August 2025 Private Placement closed on August 26, 2025.
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
As of September 30, 2026, we had contractual obligations related to various leases of $0.2 million for 2026, $0.8 million for 2027, $0.8 million for 2028, $0.8 million for 2029, $0.9 million for 2030 and $1.2 million for the periods thereafter.

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

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our development activities and other operations into the fourth quarter of 2028. This update to our cash runway guidance (previously expected into 2029) reflects the anticipated cost impact, among other things, of: a longer than previously projected continuation of our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced solid tumors; the planned increase to and acceleration of the target patient enrollment in the MAPKeeper 301 trial; and commercial readiness activities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(51,720)	$(35,504)
Investing activities	(19,124)	(18)
Financing activities	426	226,941

Net (decrease) increase in cash and cash equivalents	$(70,418)	$191,419
Net Cash Used in Operating Activities
During the nine months ended September 30, 2026, operating activities used approximately $51.7 million of cash, primarily resulting from our net loss of approximately $54.9 million, changes in assets and liabilities of $1.3 million, and accretion of discount of marketable securities of $1.3 million. This was partially offset by stock-based compensation expense of approximately $5.3 million, depreciation of approximately $0.3 million and the reduction in carrying amount of right-of-use assets of approximately $0.3 million.
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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2026, investing activities used approximately $19.1 million of cash, primarily resulting from purchases of marketable securities of $84.0 million and purchases of property and equipment of approximately $0.1 million, offset by maturities of marketable securities of $65.2 million.
During the nine months ended September 30, 2025, investing activities used approximately $18 thousand, primarily resulting from purchases of property and equipment of approximately $18 thousand.

Net Cash Provided by Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was approximately $0.4 million, primarily driven by proceeds of approximately $0.3 million from the sale of common stock pursuant to our employee stock purchase plan and $0.1 million from the exercise of stock options.
During the nine months ended September 30, 2025, net cash provided by financing activities was approximately $226.9 million, primarily driven by proceeds of approximately: $15.0 million from the sale of common stock under the 2022 ATM Program, net of commissions; $0.4 million from the sale of common stock pursuant to our employee stock purchase plan; $0.1 million from the exercise of stock options; $25.0 million from the sale of common stock, Pre-Funded Warrants and Purchase Warrants in the August 2025 Private Placement; $25.0 million from the sale of common stock in the September 2025 Private Placement; and $164.5 million from the sale of common stock in the September 2025 Offering, net of underwriting commissions. The above were partially offset by payments of offering and placement costs and expenses, as applicable, of $3.1 million in the aggregate.

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
Based on our currently forecasted operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2028. Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of October 29, 2026, the issuance date of the interim condensed consolidated financial statements for the three and nine-months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q, management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

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
We will continue to qualify as an EGC until December 31, 2026, which is the end of the fiscal year following the fifth anniversary of our IPO.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each reporting period for the past several years, have not generated any revenue from product sales to date and have financed our operations principally through our historical computational biology services to pharmaceutical and biotechnology companies (which have since ceased), the issuance of convertible debt and the sale of our convertible preferred stock, Class A common stock and warrants exercisable for common stock. We have incurred net losses of approximately $54.9 million and $56.0 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $335.2 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, from management and administrative costs and from other expenses that we have incurred while building our business infrastructure. We are currently conducting clinical trials for our product candidate atebimetinib for the treatment of advanced solid tumors. Our other product candidates are in earlier stages of drug development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.
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
As of September 30, 2026, we had $166.1 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our development activities and other operations into the fourth quarter of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, in October 2026, we shortened our previously disclosed cash runway guidance to reflect the anticipated cost impact, among other things, of: a longer than previously projected continuation of our ongoing Phase 1/2a clinical trial of atebimetinib in patients with advanced solid tumors; a planned increase to and the acceleration of the target patient enrollment in the MAPKeeper 301 trial; and commercial readiness activities. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We do not know whether our current or future clinical trials will begin on time or enroll patients on time, or whether our current or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:
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
Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA, EMA or comparable foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA, EMA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Additionally, the full impact of emerging therapeutic options in indications that we are pursuing or may pursue, for example daraxonrasib in pancreatic and lung cancer, is unclear and may negatively affect the expected timing and/or interpretability of data from our ongoing or future clinical trials (including, without limitation, MAPKeeper 301), or otherwise limit the commercial potential of our current or future product candidates. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.
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
•we may be forced to suspend marketing of that product, or be forced to or decide to remove the product from the marketplace;
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
Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:
•the efficacy and safety profile as demonstrated in our clinical trials compared to alternative treatments, which alternative treatments could impact the interpretability of data from such clinical trials (including, without limitation, MAPKeeper 301);
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
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates, technologies or processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are attempting or may attempt to develop product candidates. In addition, our products may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing or emerging therapies with our products.
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

We have chosen to initially address well-validated biochemical targets, and therefore face and expect to continue to face competition from existing products and products in development for each of our product candidates. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities and experience than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.
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
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians, some of whom have had, have or may have ownership interests in us, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid (or analogous programs in jurisdictions outside the United States), integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
As of September 30, 2026, we had 65 full-time employees, including 47 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, including operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including without limitation:
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
None.
(c) Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Immuneering Corporation	10-Q	001-40675	3.1	9/9/2021
3.2	Amended and Restated Bylaws of Immuneering Corporation	8-K	001-40675	3.1	2/2/2024
4.1	Form of Pre-Funded Warrant	8-K	001-40675	4.1	8/25/2025
4.2	Form of Purchase Warrant	8-K	001-40675	4.2	8/25/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

IMMUNEERING CORPORATION

Date: October 29, 2026	By:	/s/ Benjamin J. Zeskind
	Name:	Benjamin J. Zeskind, Ph.D.
	Title:	Co-Founder, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 29, 2026	By:	/s/ Mallory Morales
	Name:	Mallory Morales
	Title:	SVP Finance, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)